Form 10-Q
period 2003-03-31
GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B
filed 2003-05-15
CIK 850506, 854062, 833054, 833526, 842881, 851724, 824894, 826345

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission File Number:

      II-A:  0-16388          II-D:  0-16980          II-G:  0-17802
      II-B:  0-16405          II-E:  0-17320          II-H:  0-18305
      II-C:  0-16981          II-F:  0-17799

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           ---------------------------------------------------------
     (Exact name of Registrant as specified in its Articles)

                                       II-A 73-1295505
                                       II-B 73-1303341
                                       II-C 73-1308986
                                       II-D 73-1329761
                                       II-E 73-1324751
                                       II-F 73-1330632
                                       II-G 73-1336572
         Oklahoma                      II-H 73-1342476
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                     Number)
     organization)

   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                March 31,      December 31,
                                                  2003             2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  912,021       $  794,035
   Accounts receivable:
      Oil and gas sales                         1,008,547          658,499
                                               ----------       ----------
        Total current assets                   $1,920,568       $1,452,534

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,317,243        2,056,359

DEFERRED CHARGE                                   656,289          656,289
                                               ----------       ----------
                                               $4,894,100       $4,165,182
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  192,919       $  256,595
   Accrued liability - other (Note 1)              26,672           26,672
   Gas imbalance payable                           95,268           95,268
                                               ----------       ----------
        Total current liabilities              $  314,859       $  378,535

LONG-TERM LIABILITIES:
   Accrued liability                           $  217,322       $  217,322
   Asset retirement obligation
      (Note 1)                                    289,040                -
                                               ----------       ----------
        Total long-term liabilities            $  506,362       $  217,322

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  205,247)     ($  241,784)
   Limited Partners, issued and
      outstanding, 484,283 units                4,278,126        3,811,109
                                               ----------       ----------
        Total Partners' capital                $4,072,879       $3,569,325
                                               ----------       ----------
                                               $4,894,100       $4,165,182
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,475,057        $787,656
   Interest income                                 1,445           1,496
                                              ----------        --------
                                              $1,476,502        $789,152

COSTS AND EXPENSES:
   Lease operating                            $  275,970        $421,724
   Production tax                                 97,535          41,910
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  58,504          81,133
   General and administrative
      (Note 2)                                   145,218         155,102
                                              ----------        --------
                                              $  577,227        $699,869
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  899,275        $ 89,283

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         5,849               -
                                              ----------        --------
NET INCOME                                    $  905,124        $ 89,283
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   95,107        $ 16,081
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  810,017        $ 73,202
                                              ==========        ========
NET INCOME per unit                           $     1.67        $    .15
                                              ==========        ========
UNITS OUTSTANDING                                484,283         484,283
                                              ==========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $905,124        $ 89,283
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   5,849)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                58,504          81,133
      Increase in accounts receivable -
        oil and gas sales                      ( 350,048)      (  50,127)
      Increase (decrease) in accounts
        payable                                (  63,676)        105,268
      Increase in accounts payable -
        other                                          -          24,750
      Decrease in accrued liability -
        other                                          -       (  47,128)
                                                --------        --------
Net cash provided by operating
   activities                                   $544,055        $203,179
                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 27,898)      ($  2,663)
   Proceeds from sale of oil and
      gas properties                               3,399         133,954
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($ 24,499)       $131,291
                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($401,570)      ($332,865)
                                                --------        --------
Net cash used by financing activities          ($401,570)      ($332,865)
                                                --------        --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $117,986        $  1,605

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           794,035         414,467
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $912,021        $416,072
                                                ========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  646,900        $  478,067
   Accounts receivable:
      Oil and gas sales                          691,091           481,002
                                              ----------        ----------
        Total current assets                  $1,337,991        $  959,069

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,777,347         1,605,587

DEFERRED CHARGE                                  245,511           245,511
                                              ----------        ----------
                                              $3,360,849        $2,810,167
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  111,203        $  147,990
   Gas imbalance payable                          47,652            47,652
                                              ----------        ----------
        Total current liabilities             $  158,855        $  195,642

LONG-TERM LIABILITIES:
   Accrued liability                          $   52,682        $   52,682
   Asset retirement obligation
      (Note 1)                                   210,315                 -
                                              ----------        ----------
        Total long-term liabilities           $  262,997        $   52,682

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  240,179)      ($  264,786)
   Limited Partners, issued and
      outstanding, 361,719 units               3,179,176         2,826,629
                                              ----------        ----------
        Total Partners' capital               $2,938,997        $2,561,843
                                              ----------        ----------
                                              $3,360,849        $2,810,167
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                             ------------       --------

REVENUES:
   Oil and gas sales                          $1,023,483        $580,345
   Interest income                                   926             736
                                              ----------        --------
                                              $1,024,409        $581,081

COSTS AND EXPENSES:
   Lease operating                            $  168,761        $316,680
   Production tax                                 75,065          31,610
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  39,712          62,361
   General and administrative
      (Note 2)                                   111,177         118,936
                                              ----------        --------
                                              $  394,715        $529,587
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  629,694        $ 51,494

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,347               -
                                              ----------        --------
NET INCOME                                    $  634,041        $ 51,494
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   66,494        $ 10,688
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  567,547        $ 40,806
                                              ==========        ========
NET INCOME per unit                           $     1.57        $    .11
                                              ==========        ========
UNITS OUTSTANDING                                361,719         361,719
                                              ==========        ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $634,041         $ 51,494
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (   4,347)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               39,712           62,361
      Increase in accounts receivable -
        oil and gas sales                     ( 210,089)       (  11,775)
      Increase (decrease) in accounts
        payable                               (  36,787)          86,700
                                               --------         --------
Net cash provided by operating
   activities                                  $422,530         $188,780
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        $      -        ($     38)
   Proceeds from sale of oil and gas
      properties                                  3,190            5,203
                                               --------         --------
Net cash provided by investing
   activities                                  $  3,190         $  5,165
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($256,887)       ($220,258)
                                               --------         --------
Net cash used by financing activities         ($256,887)       ($220,258)
                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $168,833        ($ 26,313)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          478,067          262,153
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $646,900         $235,840
                                               ========         ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2003             2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  340,565       $  250,767
   Accounts receivable:
      Oil and gas sales                           350,672          236,341
                                               ----------       ----------
        Total current assets                   $  691,237       $  487,108

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  818,632          774,648

DEFERRED CHARGE                                   130,077          130,077
                                               ----------       ----------
                                               $1,639,946       $1,391,833
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   56,548       $   63,712
   Gas imbalance payable                           26,684           26,684
                                               ----------       ----------
        Total current liabilities              $   83,232       $   90,396

LONG-TERM LIABILITIES:
   Accrued Liability                           $   29,815       $   29,815
   Asset retirement obligation
      (Note 1)                                     69,077                -
                                               ----------       ----------
        Total long-term liabilities            $   98,892       $   29,815

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   97,909)     ($   98,831)
   Limited Partners, issued and
      outstanding, 154,621 units                1,555,731        1,370,453
                                               ----------       ----------
        Total Partners' capital                $1,457,822       $1,271,622
                                               ----------       ----------
                                               $1,639,946       $1,391,833
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                2003              2002
                                             ----------         --------

REVENUES:
   Oil and gas sales                          $523,234          $267,773
   Interest income                                 477               304
                                              --------          --------
                                              $523,711          $268,077

COSTS AND EXPENSES:
   Lease operating                            $ 76,543          $127,454
   Production tax                               40,340            16,522
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                23,927            29,853
   General and administrative
      (Note 2)                                  53,667            57,850
                                              --------          --------
                                              $194,477          $231,679
                                              --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $329,234          $ 36,398

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                          74                 -
                                              --------          --------
NET INCOME                                    $329,308          $ 36,398
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 35,030          $  6,296
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $294,278          $ 30,102
                                              ========          ========
NET INCOME per unit                           $   1.90          $    .19
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                                   2003           2002
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $329,308       $ 36,398
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (      74)             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 23,927         29,853
      Increase in accounts receivable -
        oil and gas sales                       ( 114,331)     (   9,308)
      Increase (decrease) in accounts
        payable                                 (   7,164)        35,524
                                                 --------       --------
Net cash provided by operating
   activities                                    $231,666       $ 92,467
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    107)     ($    864)
   Proceeds from sale of oil and
      gas properties                                1,347              -
                                                 --------       --------
Net cash provided (used) by investing
   activities                                    $  1,240      ($    864)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($143,108)     ($ 88,985)
                                                 --------       --------
Net cash used by financing
   activities                                   ($143,108)     ($ 88,985)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 89,798       $  2,618

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            250,767        115,201
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $340,565       $117,819
                                                 ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2003              2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  609,403       $  561,177
   Accounts receivable:
      Oil and gas sales                           746,093          512,579
                                               ----------       ----------
        Total current assets                   $1,355,496       $1,073,756

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,587,596        1,482,828

DEFERRED CHARGE                                   358,699          358,699
                                               ----------       ----------
                                               $3,301,791       $2,915,283
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  105,311       $  156,725
   Gas imbalance payable                           42,368           42,368
                                               ----------       ----------
        Total current liabilities              $  147,679       $  199,093

LONG-TERM LIABILITIES:
   Accrued liability                           $   96,494       $   96,494
   Asset retirement obligation
      (Note 1)                                    184,632                -
                                               ----------       ----------
        Total long-term liabilities            $  281,126       $   96,494

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  174,038)     ($   76,044)
   Limited Partners, issued and
      outstanding, 314,878 units                3,047,024        2,695,740
                                               ----------       ----------
        Total Partners' capital                $2,872,986       $2,619,696
                                               ----------       ----------
                                               $3,301,791       $2,915,283
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                             ------------       --------

REVENUES:
   Oil and gas sales                          $1,042,708        $537,576
   Interest income                                   852             624
                                              ----------        --------
                                              $1,043,560        $538,200

COSTS AND EXPENSES:
   Lease operating                            $  161,695        $259,323
   Production tax                                 70,261          30,878
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  81,382          59,870
   General and administrative
      (Note 2)                                    98,173         105,126
                                              ----------        --------
                                              $  411,511        $455,197
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  632,049        $ 83,003

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (     2,344)              -
                                              ----------        --------
NET INCOME                                    $  629,705        $ 83,003
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   70,421        $ 13,626
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  559,284        $ 69,377
                                              ==========        ========
NET INCOME per unit                           $     1.78        $    .22
                                              ==========        ========
UNITS OUTSTANDING                                314,878         314,878
                                              ==========        ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                                   2003           2002
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $629,705       $ 83,003
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Cumulative effect of change in
       accounting for asset retirement
       obligations (Note 1)                         2,344              -
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                  81,382         59,870
     (Increase) decrease in accounts
       receivable - oil and gas sales           ( 233,514)           361
     Increase (decrease) in accounts
       payable                                  (  51,414)        70,601
     Decrease in payable to General
       Partner                                          -      (  65,905)
                                                 --------       --------
Net cash provided by operating
   activities                                    $428,503       $147,930
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  3,862)     ($ 21,004)
   Proceeds from sale of oil and gas
     properties                                         -          1,054
                                                 --------       --------
Net cash used by investing activities           ($  3,862)     ($ 19,950)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($376,415)     ($ 94,572)
                                                 --------       --------
Net cash used by financing activities           ($376,415)     ($ 94,572)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 48,226       $ 33,408

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            561,177        170,516
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $609,403       $203,924
                                                 ========       ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  445,577        $  388,042
   Accounts receivable:
      Oil and gas sales                          520,205           362,987
                                              ----------        ----------
        Total current assets                  $  965,782        $  751,029

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,492,231         1,425,028

DEFERRED CHARGE                                  209,297           209,297
                                              ----------        ----------
                                              $2,667,310        $2,385,354
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   76,907        $   85,744
   Gas imbalance payable                          43,443            43,443
                                              ----------        ----------
        Total current liabilities             $  120,350        $  129,187

LONG-TERM LIABILITIES:
   Accrued liability                          $    7,264        $    7,264
   Asset retirement obligation
      (Note 1)                                    96,086                 -
                                              ----------        ----------
        Total long-term liabilities           $  103,350        $    7,264

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  113,970)      ($  131,864)
   Limited Partners, issued and
      outstanding, 228,821 units               2,557,580         2,380,767
                                              ----------        ----------
        Total Partners' capital               $2,443,610        $2,248,903
                                              ----------        ----------
                                              $2,667,310        $2,385,354
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                2003              2002
                                             ----------         --------

REVENUES:
   Oil and gas sales                          $752,681          $398,495
   Interest income                                 712               748
                                              --------          --------
                                              $753,393          $399,243

COSTS AND EXPENSES:
   Lease operating                            $140,041          $126,807
   Production tax                               48,202            30,359
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                35,461            60,767
   General and administrative
      (Note 2)                                  74,273            80,992
                                              --------          --------
                                              $297,977          $298,925
                                              --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $455,416          $100,318

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                       3,090                 -
                                              --------          --------
NET INCOME                                    $458,506          $100,318
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 48,693          $ 15,426
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $409,813          $ 84,892
                                              ========          ========
NET INCOME per unit                           $   1.79          $    .37
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $458,506         $100,318
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (   3,090)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               35,461           60,767
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 157,218)           7,713
      Increase (decrease) in accounts
        payable                               (   8,837)          78,080
      Decrease in payable to General
        Partner                                       -        ( 115,045)
                                               --------         --------
Net cash provided by operating
   activities                                  $324,822         $131,833
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  3,590)       ($ 85,754)
   Proceeds from the sale of oil and
      gas properties                                102                -
                                               --------         --------
Net cash used by investing activities         ($  3,488)       ($ 85,754)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($263,799)       ($166,105)
                                               --------         --------
Net cash used by financing activities         ($263,799)       ($166,105)
                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $ 57,535        ($120,026)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          388,042          242,032
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $445,577         $122,006
                                               ========         ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2003             2002
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  445,315       $  453,233
   Accounts receivable:
      Oil and gas sales                           504,007          352,341
                                               ----------       ----------
        Total current assets                   $  949,322       $  805,574

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,384,196        1,311,537

DEFERRED CHARGE                                    36,774           36,774
                                               ----------       ----------
                                               $2,370,292       $2,153,885
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   67,779       $   71,740
   Gas imbalance payable                            6,701            6,701
                                               ----------       ----------
        Total current liabilities              $   74,480       $   78,441

LONG-TERM LIABILITIES:
   Accrued liability                           $   15,443       $   15,443
   Asset retirement obligation
      (Note 1)                                     97,319                -
                                               ----------       ----------
        Total long-term liabilities            $  112,762       $   15,443

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   78,254)     ($   95,526)
   Limited Partners, issued and
      outstanding, 171,400 units                2,261,304        2,155,527
                                               ----------       ----------
        Total Partners' capital                $2,183,050       $2,060,001
                                               ----------       ----------
                                               $2,370,292       $2,153,885
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                                --------          --------

REVENUES:
   Oil and gas sales                            $740,717          $416,558
   Interest income                                   769               735
                                                --------          --------
                                                $741,486          $417,293

COSTS AND EXPENSES:
   Lease operating                              $123,347          $114,106
   Production tax                                 46,614            27,443
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  42,288            53,503
   General and administrative
      (Note 2)                                    58,551            64,054
                                                --------          --------
                                                $270,800          $259,106
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $470,686          $158,187

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,938                 -
                                                --------          --------
NET INCOME                                      $475,624          $158,187
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 50,847          $ 20,560
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $424,777          $137,627
                                                ========          ========
NET INCOME per unit                             $   2.48          $    .80
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $475,624         $158,187
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (   4,938)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               42,288           53,503
      Increase in accounts receivable -
        oil and gas sales                     ( 151,666)       (  15,224)
      Increase (decrease) in accounts
        payable                               (   3,961)          11,632
                                               --------         --------
Net cash provided by operating
   activities                                  $357,347         $208,098
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 13,697)       ($ 21,511)
   Proceeds from sale of oil and
      gas properties                              1,007                -
                                               --------         --------
Net cash used by investing
   activities                                 ($ 12,690)       ($ 21,511)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($352,575)       ($280,249)
                                               --------         --------
Net cash used by financing
   activities                                 ($352,575)       ($280,249)
                                               --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($  7,918)       ($ 93,662)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          453,233          278,738
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $445,315         $185,076
                                               ========         ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2003             2002
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  943,514       $  959,481
   Accounts receivable:
      Oil and gas sales                         1,067,565          745,529
                                               ----------       ----------
        Total current assets                   $2,011,079       $1,705,010

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,978,287        2,821,960

DEFERRED CHARGE                                    79,136           79,136
                                               ----------       ----------
                                               $5,068,502       $4,606,106
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  135,424       $  153,893
   Gas imbalance payable                           16,907           16,907
                                               ----------       ----------
        Total current liabilities              $  152,331       $  170,800

LONG-TERM LIABILITIES:
   Accrued liability                           $   31,075       $   31,075
   Asset retirement obligation
      (Note 1)                                    209,842                -
                                               ----------       ----------
        Total long-term liabilities            $  240,917       $   31,075

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   59,505)     ($   97,205)
   Limited Partners, issued and
      outstanding, 372,189 units                4,734,759        4,501,436
                                               ----------       ----------
        Total Partners' capital                $4,675,254       $4,404,231
                                               ----------       ----------
                                               $5,068,502       $4,606,106
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                             ------------       --------

REVENUES:
   Oil and gas sales                          $1,568,853        $881,703
   Interest income                                 1,649           1,771
                                              ----------        --------
                                              $1,570,502        $883,474

COSTS AND EXPENSES:
   Lease operating                            $  262,449        $243,119
   Production tax                                 99,041          58,229
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  90,117         115,185
   General and administrative
      (Note 2)                                   114,313         123,288
                                              ----------        --------
                                              $  565,920        $539,821
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,004,582        $343,653

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        10,247               -
                                              ----------        --------
NET INCOME                                    $1,014,829        $343,653
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $  108,506        $ 44,555
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  906,323        $299,098
                                              ==========        ========
NET INCOME per unit                           $     2.44        $    .80
                                              ==========        ========
UNITS OUTSTANDING                                372,189         372,189
                                              ==========        ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                   2003           2002
                                               ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,014,829       $343,653
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of changes in
        accounting for asset retirement
        obligations (Note 1)                   (    10,247)             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  90,117        115,185
      Increase in accounts receivable -
        oil and gas sales                      (   322,036)     (  31,662)
      Increase (decrease) in accounts
        payable                                (    18,469)        25,356
                                                ----------       --------
Net cash provided by operating
   activities                                   $  754,194       $452,532
                                                ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   28,646)     ($ 44,963)
   Proceeds from sale of oil and
      gas properties                                 2,291              -
                                                ----------       --------
Net cash used by investing
   Activities                                  ($   26,355)     ($ 44,963)
                                                ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  743,806)     ($631,071)
                                                ----------       --------
Net cash used by financing
   activities                                  ($  743,806)     ($631,071)
                                                ----------       --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($   15,967)     ($223,502)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             959,481        625,720
                                                ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  943,514       $402,218
                                                ==========       ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2003              2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  219,174       $  224,669
   Accounts receivable:
      Oil and gas sales                           252,758          176,539
                                               ----------       ----------
        Total current assets                   $  471,932       $  401,208

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  703,228          664,355

DEFERRED CHARGE                                    20,637           20,637
                                               ----------       ----------
                                               $1,195,797       $1,086,200
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   38,518       $   37,271
   Gas imbalance payable                            3,596            3,596
                                               ----------       ----------
        Total current liabilities              $   42,114       $   40,867

LONG-TERM LIABILITIES:
   Accrued liability                           $    8,079       $    8,079
   Asset retirement obligation
      (Note 1)                                     51,370            -
                                               ----------       ----------
        Total long-term liabilities            $   59,449       $    8,079

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   45,165)     ($   53,547)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,139,399        1,090,801
                                               ----------       ----------
        Total Partners' capital                $1,094,234       $1,037,254
                                               ----------       ----------
                                               $1,195,797       $1,086,200
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                                --------          --------

REVENUES:
   Oil and gas sales                            $371,008          $208,444
   Interest income                                   367               329
                                                --------          --------
                                                $371,375          $208,773

COSTS AND EXPENSES:
   Lease operating                              $ 62,649          $ 58,346
   Production tax                                 23,542            13,822
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  21,051            26,746
   General and administrative
      (Note 2)                                    36,416            40,533
                                                --------          --------
                                                $143,658          $139,447
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $227,717          $ 69,326

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,536                 -
                                                --------          --------
NET INCOME                                      $230,253          $ 69,326
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 24,655          $  9,307
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $205,598          $ 60,019
                                                ========          ========
NET INCOME per unit                             $   2.24          $    .65
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                    2003             2002
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $230,253         $ 69,326
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                     (   2,536)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  21,051           26,746
      Increase in accounts receivable -
        oil and gas sales                        (  76,219)        (  7,191)
      Increase in accounts payable                   1,247            6,412
                                                  --------         --------
Net cash provided by operating
   activities                                     $173,796         $ 95,293
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  6,627)       ($ 10,391)
   Proceeds from sale of oil and
      Gas properties                                   609                -
                                                  --------         --------

Net cash used by investing activities            ($  6,018)       ($ 10,391)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($173,273)       ($136,800)
                                                  --------         --------
Net cash used by financing activities            ($173,273)       ($136,800)
                                                  --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                   ($  5,495)       ($ 51,898)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             224,669          136,988
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $219,174         $ 85,090
                                                  ========         ========




         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2003, combined statements of operations for the three months ended March 31, 2003 and 2002, and combined statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2003, the combined results of operations for the three months ended March 31, 2003 and 2002, and the combined cash flows for the three months ended March 31, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at March 31, 2003 and December 31, 2002 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                            Increase
                                           (Decrease)
                                              in
                           Change in       Net Income
                          Capitalized       for the
                          Cost of Oil      Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
            II-A            $292,000        $ 6,000         $286,000
            II-B             212,000          4,000          208,000
            II-C              68,000            100           68,000
            II-D             181,000       (  2,000)         183,000
            II-E              98,000          3,000           95,000
            II-F             101,000          5,000           96,000
            II-G             218,000         10,000          208,000
            II-H              54,000          3,000           51,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $3,000, $2,000, $1,000, $2,000, $1,000, $1,000, $3,000 and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships during the three months ended March 31, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $3,000, $2,000, $1,000, $2,000, $1,000, $1,000, $3,000, and
      $1,000, respectively.


2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $17,775                $127,443
               II-B                   15,987                  95,190
               II-C                   12,978                  40,689
               II-D                   15,310                  82,863
               II-E                   14,057                  60,216
               II-F                   13,446                  45,105
               II-G                   16,369                  97,944
               II-H                   12,281                  24,135

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                            Limited
                                   Date of              Partner Capital
              Partnership        Activation              Contributions
              -----------     ------------------        ---------------

                 II-A         July 22, 1987               $48,428,300
                 II-B         October 14, 1987             36,171,900
                 II-C         January 14, 1988             15,462,100
                 II-D         May 10, 1988                 31,487,800
                 II-E         September 27, 1988           22,882,100
                 II-F         January 5, 1989              17,140,000
                 II-G         April 10, 1989               37,218,900
                 II-H         May 17, 1989                  9,171,100

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution. During the three months ended March 31, 2002, capital expenditures for the II-D Partnership totaled $21,004. These expenditures were primarily due to the drilling of the Crusch A 1-3 well located in Roosevelt County, Montana, in which the II-D Partnership owns a working interest of approximately 11.5%. During the three months ended March 31, 2002, capital expenditures for the II-E Partnership totaled $85,754. These expenditures were primarily due to the drilling of the Ernest Frey #1 and Mordello Vincent #7 wells located in Acadia Parish, Louisiana, in each of which the II-E Partnership owns a working interest of approximately 5.8%. During the three months ended March 31,

      2002, capital expenditures for the II-F, II-G, and II-H Partnerships totaled $21,511, $44,963, and $10,391, respectively. These expenditures were primarily due to a recompletion on the CH Weir B well located in Lea County, New Mexico. The II-F, II-G, and II-H Partnerships own working interests of approximately 4.0%, 8.3%, and 1.9%, respectively, in this well.

      The II-A Partnership's Statement of Cash Flows for the three months ended March 31, 2002 includes proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in the Partnership's cash distributions paid in February 2002.

      The Partnerships would have terminated on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension thereby extending their termination date to December 31, 2003. As of the date of these financial statements, the General Partner has not determined whether to extend the term of any Partnership. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its' pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                           Increase
                                           (Decrease)
                                              in
                          Change in       Net Income
                          Capitalized       for the
                          Cost of Oil      Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
            II-A            $292,000        $ 6,000         $286,000
            II-B             212,000          4,000          208,000
            II-C              68,000            100           68,000
            II-D             181,000       (  2,000)         183,000
            II-E              98,000          3,000           95,000
            II-F             101,000          5,000           96,000
            II-G             218,000         10,000          208,000
            II-H              54,000          3,000           51,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $3,000, $2,000, $1,000, $2,000, $1,000, $1,000, $3,000 and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                                II-A Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             517,852        5,817,550
         Production                             ( 16,246)      (  182,843)
         Revisions of previous
            estimates                              2,844           12,124
                                                 -------        ---------

      Proved reserves, March 31, 2003            504,450        5,646,831
                                                 =======        =========


                                II-B Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             359,624        4,443,545
         Production                             ( 10,041)      (  137,522)
         Revisions of previous
            estimates                           (  2,611)      (    1,847)
                                                 -------        ---------

      Proved reserves, March 31, 2003            346,972        4,304,176
                                                 =======        =========

                                II-C Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             128,944        3,120,468
         Production                             (  3,777)      (   78,149)
         Revisions of previous
            estimates                           (    210)      (   12,847)
                                                 -------        ---------

      Proved reserves, March 31, 2003            124,957        3,029,472
                                                 =======        =========

                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             186,724        7,948,973
         Production                             (  6,730)      (  164,162)
         Revisions of previous
            estimates                                104       (    6,291)
                                                 -------        ---------

      Proved reserves, March 31, 2003            180,098        7,778,520
                                                 =======        =========


                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             173,164        4,192,406
         Production                             (  5,319)      (  111,215)
         Revisions of previous
            estimates                                722           10,746
                                                 -------        ---------

      Proved reserves, March 31, 2003            168,567        4,091,937
                                                 =======        =========


                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             230,274        2,962,281
         Production                             (  6,851)      (  111,565)
         Revisions of previous
            estimates                              2,654           52,338
                                                 -------        ---------

      Proved reserves, March 31, 2003            226,077        2,903,054
                                                 =======        =========

                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             483,873        6,369,980
         Production                             ( 14,356)      (  237,017)
         Extensions and discoveries                  207              108
         Revisions of previous
            estimates                              5,364          112,320
                                                 -------        ---------

      Proved reserves, March 31, 2003            475,088        6,245,391
                                                 =======        =========

                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             113,085        1,553,934
         Production                             (  3,330)      (   56,418)
         Revisions of previous
            estimates                              1,317           27,210
                                                 -------        ---------

      Proved reserves, March 31, 2003            111,072        1,524,726
                                                 =======        =========

      In addition to the volume changes, the net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2003 and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil prices at March 31, 2003 ($27.75 per barrel) were lower than the prices in effect on December 31, 2002 ($28.00 per barrel). Gas prices at March 31, 2003 ($5.06 per Mcf) were higher than the prices in effect on December 31, 2002 ($4.74 per Mcf). The decrease in oil prices and the increase in gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at March 31, 2003 to fluctuate from such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2003 will actually be realized for such production.

                                   Net Present Value of Reserves
                                 ---------------------------------
            Partnership            3/31/03               12/31/02
            -----------          -----------           -----------
                II-A             $17,431,941           $16,955,710
                II-B              12,350,531            12,055,200
                II-C               8,226,476             7,937,807
                II-D              20,132,671            19,070,679
                II-E              10,495,695            10,193,402
                II-F               9,281,884             9,141,891
                II-G              19,796,801            19,484,033
                II-H               4,752,199             4,670,795


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so.

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *     Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *     The level of  consumer  demand  and  overall  economic  activity;
      *     The competitiveness  of  alternative  fuels;
      *     Weather  conditions;
      *     The availability of pipelines for  transportation;  and
      *     Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      II-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,475,057       $787,656
      Oil and gas production expenses           $  373,505       $463,634
      Barrels produced                              16,246         15,611
      Mcf produced                                 182,843        214,431
      Average price/Bbl                         $    30.01       $  18.53
      Average price/Mcf                         $     5.40       $   2.32

      As shown in the table above, total oil and gas sales increased $687,401 (87.3%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $187,000 and $562,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $73,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 635 barrels, while volumes of gas sold decreased 31,588 Mcf for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $30.01 per barrel and $5.40 per Mcf, respectively, for the three months ended March 31, 2003 from $18.53 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $90,129 (19.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2002 and (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and
      (ii) a partial reversal during the three months ended March 31, 2002 of approximately $22,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment. As a percentage of oil and gas sales, these expenses decreased to 25.3% for the three months ended March 31, 2003 from 58.9% for the three months ended March 31,

      2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,629 (27.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.0% for the three months ended March 31, 2003 from 10.3% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $9,884 (6.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the three months ended March 31, 2003 from 19.7% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $55,898,357  or  115.42%  of  Limited  Partners'  capital
      contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,023,483       $580,345
      Oil and gas production expenses           $  243,826       $348,290
      Barrels produced                              10,041         11,440
      Mcf produced                                 137,522        156,760
      Average price/Bbl                         $    30.27       $  19.21
      Average price/Mcf                         $     5.23       $   2.30

      As shown in the table above, total oil and gas sales increased $443,138 (76.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $111,000 and $403,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $44,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,399 barrels and 19,238 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. Average oil and gas prices increased to $30.27 per barrel and $5.23 per Mcf, respectively, for the three months ended March 31, 2003 from $19.21 per barrel and $2.30 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $104,464 (30.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to workover expenses incurred on several wells during the three months ended March 31, 2002. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 23.8% for the three months ended March 31, 2003 from 60.0% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,649 (36.3%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) one significant well being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 3.9% for the three months ended March 31, 2003 from 10.7% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $7,759 (6.5%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the three months ended March 31, 2003 from 20.5% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $40,271,916  or  111.33%  of  Limited  Partners'  capital
      contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2003             2002
                                                  --------         --------
      Oil and gas sales                           $523,234         $267,773
      Oil and gas production expenses             $116,883         $143,976
      Barrels produced                               3,777            3,682
      Mcf produced                                  78,149           85,162
      Average price/Bbl                           $  29.47         $  20.60
      Average price/Mcf                           $   5.27         $   2.25

      As shown in the table above, total oil and gas sales increased $255,461 (95.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $33,000 and $236,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 95 barrels, while volumes of gas sold decreased 7,013 Mcf for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Average oil and gas prices increased to $29.47 per barrel and $5.27 per Mcf, respectively, for the three months ended March 31, 2003 from $20.60 per barrel and $2.25 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,093 (18.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) workover expenses incurred on two significant wells during the three months ended March 31, 2002 and (ii) positive prior period lease operating expense adjustments on several wells during the three months ended March 31, 2002. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 22.3% for the three months ended March 31, 2003 from 53.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,926 (19.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.6% for the three months ended March 31, 2003 from 11.1% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,183 (7.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.3% for the three months ended March 31, 2003 from 21.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $18,786,686  or  121.50%  of  Limited  Partners'  capital
      contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,042,708       $537,576
      Oil and gas production expenses           $  231,956       $290,201
      Barrels produced                               6,730          6,382
      Mcf produced                                 164,162        190,509
      Average price/Bbl                         $    29.63       $  19.42
      Average price/Mcf                         $     5.14       $   2.17

      As shown in the table above, total oil and gas sales increased $505,132 (94.0%) for the three months ended March 31, 2003 as compared to the three months ended march 31, 2002. Of this increase, approximately $69,000 and $487,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $57,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 348 barrels, while volumes of gas sold decreased 26,347 Mcf for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the sale of two significant wells during late 2002. Average oil and gas prices increased to $29.63 per barrel and $5.14 per Mcf, respectively, for the three months ended March 31, 2003 from $19.42 per barrel and $2.17 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $58,245 (20.1%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) workover expenses incurred on two significant wells during the three months ended March 31, 2002 and (ii) the sale of one significant well during late 2002. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 22.2% for the three months ended March 31, 2003 from 54.0% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $21,512 (35.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the three months ended March 31, 2003. This increase was partially offset by the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 7.8% for the three months ended March 31, 2003 from 11.1% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $6,953 (6.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the three months ended March 31, 2003 from 19.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $39,544,903  or  125.59%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2003               2002
                                                --------           --------
      Oil and gas sales                         $752,681           $398,495
      Oil and gas production expenses           $188,243           $157,166
      Barrels produced                             5,319              6,639
      Mcf produced                               111,215            121,493
      Average price/Bbl                         $  31.01           $  19.76
      Average price/Mcf                         $   5.28           $   2.20

      As shown in the table above, total oil and gas sales increased $354,186 (88.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $60,000 and $343,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,320 barrels and 10,278 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and
      (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $31.01 per barrel and $5.28 per Mcf, respectively, for the three months ended March 31, 2003 from $19.76 per barrel and $2.20 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $31,077 (19.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a positive prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 25.0% for the three months ended March 31, 2003 from 39.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,306 (41.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.7% for the three months ended March 31, 2003 from 15.2% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $6,719 (8.3%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the three months ended March 31, 2003 from 20.3% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $27,560,574  or  120.45%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2003               2002
                                                --------           --------
      Oil and gas sales                         $740,717           $416,558
      Oil and gas production expenses           $169,961           $141,549
      Barrels produced                             6,851              8,127
      Mcf produced                               111,565            117,567
      Average price/Bbl                         $  29.97           $  19.14
      Average price/Mcf                         $   4.80           $   2.22

      As shown in the table above, total oil and gas sales increased $324,159 (77.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $74,000 and $288,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,276 barrels and 6,002 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and
      (ii) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $29.97 per barrel and $4.80 per Mcf, respectively, for the three months ended March 31, 2003 from $19.14 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $28,412 (20.1%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended March 31, 2003. These increases were partially offset by workover expenses incurred on several other wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 22.9% for the three months ended March 31, 2003 from 34.0% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,215 (21.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.7% for the three months ended March 31, 2003 from 12.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $5,503 (8.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.9% for the three months ended March 31, 2003 from 15.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $22,110,051  or  129.00%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,568,853       $881,703
      Oil and gas production expenses           $  361,490       $301,348
      Barrels produced                              14,356         17,034
      Mcf produced                                 237,017        250,402
      Average price/Bbl                         $    29.97       $  19.13
      Average price/Mcf                         $     4.80       $   2.22

      As shown in the table above, total oil and gas sales increased $687,150 (77.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $156,000 and $612,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,678 barrels and 13,385 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and
      (ii) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $29.97 per barrel and $4.80 per Mcf, respectively, for the three months ended March 31, 2003 from $19.13 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $60,142 (20.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended March 31, 2003. These increases were partially offset by workover expenses incurred on several other wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 23.0% for the three months ended March 31, 2003 from 34.2% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,068 (21.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.7% for the three months ended March 31, 2003 from 13.1% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $8,975 (7.3%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.3% for the three months ended March 31, 2003 from 14.0% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $46,092,371  or  123.84%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2003               2002
                                                --------           --------
      Oil and gas sales                         $371,008           $208,444
      Oil and gas production expenses           $ 86,191           $ 72,168
      Barrels produced                             3,330              3,954
      Mcf produced                                56,418             59,853
      Average price/Bbl                         $  29.96           $  19.12
      Average price/Mcf                         $   4.81           $   2.22

      As shown in the table above, total oil and gas sales increased $162,564 (78.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $36,000 and $146,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 624 barrels and 3,435 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and
      (ii) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $29.96 per barrel and $4.81 per Mcf, respectively, for the three months ended March 31, 2003 from $19.12 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,023 (19.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended March 31, 2003. These increases were partially offset by workover expenses incurred on several other wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 23.2% for the three months ended March 31, 2003 from 34.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,695 (21.3%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.7% for the three months ended March 31, 2003 from 12.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,117 (10.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the three months ended March 31, 2003 from 19.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $10,721,364  or  116.90%  of  Limited  Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and Chief Accounting Officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-A Partnership.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-B Partnership.

            99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-C Partnership.

            99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-D Partnership.

            99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-E Partnership.

            99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-F Partnership.

            99.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-G Partnership.

            99.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-H Partnership.

(b)         Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2003:

                  Date of Event:                January 28, 2003
                  Date Filed with SEC:          January 28, 2003
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 15, 2003                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 15, 2003                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-B;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-B;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-G;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-G;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-H;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-H;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

99.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

99.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.