Form 10-Q
period 2005-06-30
GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G
filed 2005-08-12
CIK 850506, 842881, 854062, 833526, 833054, 824894, 826345, 851724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                               PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                June 30,       December 31,
                                                  2005             2004
                                              ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $1,524,143       $1,557,473
   Accounts receivable:
      Oil and gas sales                         1,187,086        1,004,704
                                               ----------       ----------
        Total current assets                   $2,711,229       $2,562,177

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,198,090        2,226,122

DEFERRED CHARGE                                   606,501          625,308
                                               ----------       ----------
                                               $5,515,820       $5,413,607
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  205,180       $  273,971
   Accrued liability - other (Note 1)                   -           26,672
   Gas imbalance payable                          107,937          108,636
   Asset retirement obligation -
      current (Note 1)                              8,629           34,994
                                               ----------       ----------
        Total current liabilities              $  321,746       $  444,273

LONG-TERM LIABILITIES:
   Accrued liability                           $  153,326       $  179,306
   Asset retirement obligation
      (Note 1)                                    391,630          358,676
                                               ----------       ----------
        Total long-term liabilities            $  544,956       $  537,982

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  168,390)     ($  201,586)
   Limited Partners, issued and
      outstanding, 484,283 units                4,817,508        4,632,938
                                               ----------       ----------
        Total Partners' capital                $4,649,118       $4,431,352
                                               ----------       ----------
                                               $5,515,820       $5,413,607
                                               ==========       ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,718,212        $1,511,616
   Interest income                                 7,090             2,008
                                              ----------        ----------
                                              $1,725,302        $1,513,624

COSTS AND EXPENSES:
   Lease operating                            $  308,646        $  294,280
   Production tax                                 91,890            80,035
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  76,605            49,061
   General and administrative
      (Note 2)                                   134,475           150,003
                                              ----------        ----------
                                              $  611,616        $  573,379
                                              ----------        ----------

NET INCOME                                    $1,113,686        $  940,245
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  117,554        $   98,239
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  996,132        $  842,006
                                              ==========        ==========
NET INCOME per unit                           $     2.06        $     1.74
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,435,346        $2,840,768
   Interest income                                12,885             3,181
                                              ----------        ----------
                                              $3,448,231        $2,843,949

COSTS AND EXPENSES:
   Lease operating                            $  538,458        $  570,624
   Production tax                                199,953           159,636
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 127,621            96,643
   General and administrative
      (Note 2)                                   290,235           292,465
                                              ----------        ----------
                                              $1,156,267        $1,119,368
                                              ----------        ----------

NET INCOME                                    $2,291,964        $1,724,581
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  239,394        $  180,838
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,052,570        $1,543,743
                                              ==========        ==========
NET INCOME per unit                           $     4.24        $     3.19
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                   2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,291,964      $1,724,581
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 127,621          96,643
      Settlement of asset retirement
        obligation                             (       188)              -
      Increase in accounts receivable -
        oil and gas sales                      (   182,382)    (   193,416)
      Decrease in deferred charge                   18,807           2,635
      Decrease in accounts payable             (    90,046)    (    48,166)
      Decrease in accrued liability -
        other                                  (    26,672)              -
      Decrease in gas imbalance payable        (       699)    (    16,482)
      Increase (decrease) in accrued
        liability                              (    25,980)          3,682
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,112,425      $1,569,477
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   98,839)    ($   15,821)
   Proceeds from sale of oil and
      gas properties                                27,282              38
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   71,557)    ($   15,783)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,074,198)    ($1,539,281)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($2,074,198)    ($1,539,281)
                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   33,330)     $   14,413

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,557,473       1,428,609
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,524,143      $1,443,022
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,023,531        $1,079,057
   Accounts receivable:
      Oil and gas sales                          873,801           750,466
                                              ----------        ----------
        Total current assets                  $1,897,332        $1,829,523

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,558,492         1,590,243

DEFERRED CHARGE                                  266,353           252,768
                                              ----------        ----------
                                              $3,722,177        $3,672,534
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  161,973        $  202,172
   Gas imbalance payable                          36,339            39,527
   Asset retirement obligation -
      current (Note 1)                             6,003            17,122
                                              ----------        ----------
        Total current liabilities             $  204,315        $  258,821

LONG-TERM LIABILITIES:
   Accrued liability                          $   55,411        $   42,599
   Asset retirement obligation
      (Note 1)                                   207,448           193,076
                                              ----------        ----------
        Total long-term liabilities           $  262,859        $  235,675

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  212,719)      ($  232,828)
   Limited Partners, issued and
      outstanding, 361,719 units               3,467,722         3,410,866
                                              ----------        ----------
        Total Partners' capital               $3,255,003        $3,178,038
                                              ----------        ----------
                                              $3,722,177        $3,672,534
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,188,827       $1,110,599
   Interest income                                 4,885            1,417
                                              ----------       ----------
                                              $1,193,712       $1,112,016

COSTS AND EXPENSES:
   Lease operating                            $  242,852       $  217,443
   Production tax                                 62,059           59,736
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  83,901           38,794
   General and administrative
      (Note 2)                                   100,984          115,873
                                              ----------       ----------
                                              $  489,796       $  431,846
                                              ----------       ----------

NET INCOME                                    $  703,916       $  680,170
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $   77,455       $   71,367
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  626,461       $  608,803
                                              ==========       ==========
NET INCOME per unit                           $     1.74       $     1.68
                                              ==========       ==========
UNITS OUTSTANDING                                361,719          361,719
                                              ==========       ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $2,489,809       $2,078,080
   Interest income                                 8,881            2,222
                                              ----------       ----------
                                              $2,498,690       $2,080,302

COSTS AND EXPENSES:
   Lease operating                            $  408,758       $  414,994
   Production tax                                151,714          127,085
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 122,061           72,225
   General and administrative
      (Note 2)                                   222,875          223,743
                                              ----------       ----------
                                              $  905,408       $  838,047
                                              ----------       ----------

NET INCOME                                    $1,593,282       $1,242,255
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  169,426       $  130,504
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,423,856       $1,111,751
                                              ==========       ==========
NET INCOME per unit                           $     3.94       $     3.07
                                              ==========       ==========
UNITS OUTSTANDING                                361,719          361,719
                                              ==========       ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                    2005           2004
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,593,282     $1,242,255
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  122,061         72,225
      Settlement of asset retirement
        obligation                              (        58)             -
      Increase in accounts receivable -
        oil and gas sales                       (   123,335)   (   129,933)
      Increase in deferred charge               (    13,585)   (     9,592)
      Increase (decrease) in accounts
        payable                                 (    63,319)         6,365
      Decrease in gas imbalance payable         (     3,188)   (    29,552)
      Increase in accrued liability                  12,812         15,840
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,524,670     $1,167,608
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   96,284)   ($    1,464)
   Proceeds from sale of oil and gas
      properties                                     32,405              -
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($   63,879)   ($    1,464)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,516,317)   ($1,081,274)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,516,317)   ($1,081,274)
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($   55,526)    $   84,870

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,079,057        933,790
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,023,531     $1,018,660
                                                 ==========     ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  513,900       $  506,061
   Accounts receivable:
      Oil and gas sales                           456,284          365,499
                                               ----------       ----------
        Total current assets                   $  970,184       $  871,560

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  730,556          729,670

DEFERRED CHARGE                                   148,970          121,531
                                               ----------       ----------
                                               $1,849,710       $1,722,761
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   63,713       $   77,395
   Gas imbalance payable                           20,237           22,040
   Asset retirement obligation -
      current (Note 1)                              6,010           10,892
                                               ----------       ----------
        Total current liabilities              $   89,960       $  110,327

LONG-TERM LIABILITIES:
   Accrued liability                           $   36,017       $   34,323
   Asset retirement obligation
      (Note 1)                                     68,687           62,682
                                               ----------       ----------
        Total long-term liabilities            $  104,704       $   97,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   79,899)     ($   96,672)
   Limited Partners, issued and
      outstanding, 154,621 units                1,734,945        1,612,101
                                               ----------       ----------
        Total Partners' capital                $1,655,046       $1,515,429
                                               ----------       ----------
                                               $1,849,710       $1,722,761
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                2005              2004
                                              --------          --------

REVENUES:
   Oil and gas sales                          $639,691          $536,417
   Interest income                               2,373               669
                                              --------          --------
                                              $642,064          $537,086

COSTS AND EXPENSES:
   Lease operating                            $ 63,158          $ 93,418
   Production tax                               43,038            32,364
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                33,844            19,632
   General and administrative
      (Note 2)                                  44,398            58,209
                                              --------          --------
                                              $184,438          $203,623
                                              --------          --------

NET INCOME                                    $457,626          $333,463
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 48,571          $ 35,046
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $409,055          $298,417
                                              ========          ========
NET INCOME per unit                           $   2.65          $   1.93
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        -----------

REVENUES:
   Oil and gas sales                          $1,302,274        $1,017,437
   Interest income                                 4,218             1,060
                                              ----------        ----------
                                              $1,306,492        $1,018,497

COSTS AND EXPENSES:
   Lease operating                            $  138,459        $  187,344
   Production tax                                 92,332            68,361
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  49,036            39,055
   General and administrative
      (Note 2)                                   109,070           107,643
                                              ----------        ----------
                                              $  388,897        $  402,403
                                              ----------        ----------

NET INCOME                                    $  917,595        $  616,094
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   95,751        $   65,018
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  821,844        $  551,076
                                              ==========        ==========
NET INCOME per unit                           $     5.32        $     3.56
                                              ==========        ==========
UNITS OUTSTANDING                                154,621           154,621
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                   2005           2004
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $917,595       $616,094
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 49,036         39,055
      Settlement of asset retirement
        obligation                              (      40)             -
      Increase in accounts receivable -
        oil and gas sales                       (  90,785)     (  61,733)
      (Increase) decrease in deferred
        charge                                  (  27,439)           738
      Decrease in accounts payable              (  24,731)     (   2,751)
      Decrease in gas imbalance payable         (   1,803)     (  17,328)
      Increase in accrued liability                 1,694          6,805
                                                 --------       --------
Net cash provided by operating
   activities                                    $823,527       $580,880
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 51,598)     ($    673)
   Proceeds from sale of oil and gas
      properties                                   13,888              -
                                                 --------       --------
Net cash used by investing
   activities                                   ($ 37,710)     ($    673)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($777,978)     ($570,034)
                                                 --------       --------
Net cash used by financing
   activities                                   ($777,978)     ($570,034)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  7,839       $ 10,173

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            506,061        467,560
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $513,900       $477,733
                                                 ========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  958,562       $  967,251
   Accounts receivable:
      Oil and gas sales                           999,010          754,092
                                               ----------       ----------
        Total current assets                   $1,957,572       $1,721,343

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,479,989        1,385,376

DEFERRED CHARGE                                   371,693          345,329
                                               ----------       ----------
                                               $3,809,254       $3,452,048
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  149,112       $  157,313
   Gas imbalance payable                           21,060           22,596
   Asset retirement obligation -
      current (Note 1)                             22,628           25,732
                                               ----------       ----------
        Total current liabilities              $  192,800       $  205,641

LONG-TERM LIABILITIES:
   Accrued liability                           $  103,008       $  109,349
   Asset retirement obligation
      (Note 1)                                    170,338          161,328
                                               ----------       ----------
        Total long-term liabilities            $  273,346       $  270,677

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  138,494)     ($  174,338)
   Limited Partners, issued and
      outstanding, 314,878 units                3,481,602        3,150,068
                                               ----------       ----------
        Total Partners' capital                $3,343,108       $2,975,730
                                               ----------       ----------
                                               $3,809,254       $3,452,048
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,297,819        $1,037,272
   Interest income                                 4,700             1,350
                                              ----------        ----------
                                              $1,302,519        $1,038,622

COSTS AND EXPENSES:
   Lease operating                            $  138,335        $  226,802
   Production tax                                109,996            65,286
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   3,279            59,476
   General and administrative
      (Note 2)                                    88,167           102,813
                                              ----------        ----------
                                              $  339,777        $  454,377
                                              ----------        ----------

NET INCOME                                    $  962,742        $  584,245
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   96,099        $   63,643
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  866,643        $  520,602
                                              ==========        ==========
NET INCOME per unit                           $     2.76        $     1.65
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,719,365        $2,108,155
   Interest income                                 8,233             2,167
   Other income                                    8,411                 -
                                              ----------        ----------
                                              $2,736,009        $2,110,322

COSTS AND EXPENSES:
   Lease operating                            $  363,592        $  422,387
   Production tax                                195,031           136,039
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  40,693           128,317
   General and administrative
      (Note 2)                                   197,120           197,470
                                              ----------        ----------
                                              $  796,436        $  884,213
                                              ----------        ----------

NET INCOME                                    $1,939,573        $1,226,109
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  196,039        $  133,943
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,743,534        $1,092,166
                                              ==========        ==========
NET INCOME per unit                           $     5.54        $     3.47
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                             ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,939,573        $1,226,109
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                 40,693           128,317
     Increase in accounts receivable -
       oil and gas sales                     (   244,918)      (   136,405)
     (Increase) decrease in deferred
       charge                                (    26,364)            3,578
     Decrease in accounts payable            (     9,723)      (    32,904)
     Increase (decrease) in gas
       imbalance payable                     (     1,536)            2,492
     Decrease in accrued liability           (     6,341)      (       920)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,691,384        $1,190,267
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  151,873)      ($    6,548)
   Proceeds from sale of oil and gas
     properties                                   23,995                 -
                                              ----------        ----------
Net cash used by investing
   activities                                ($  127,878)      ($    6,548)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,572,195)      ($1,187,080)
                                              ----------        ----------
Net cash used by financing
   activities                                ($1,572,195)      ($1,187,080)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($    8,689)      ($    3,361)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           967,251           908,655
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  958,562        $  905,294
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  669,416        $  680,844
   Accounts receivable:
      Oil and gas sales                          573,743           453,868
                                              ----------        ----------
        Total current assets                  $1,243,159        $1,134,712

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,183,731         1,246,328

DEFERRED CHARGE                                  211,963           208,295
                                              ----------        ----------
                                              $2,638,853        $2,589,335
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   84,044        $  180,564
   Gas imbalance payable                          43,424            43,424
   Asset retirement obligation -
      current (Note 1)                             2,256            24,458
                                              ----------        ----------
        Total current liabilities             $  129,724        $  248,446

LONG-TERM LIABILITIES:
   Accrued liability                          $   10,219        $   10,668
   Asset retirement obligation
      (Note 1)                                   102,689            77,986
                                              ----------        ----------
        Total long-term liabilities           $  112,908        $   88,654

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  107,699)      ($  132,096)
   Limited Partners, issued and
      outstanding, 228,821 units               2,503,920         2,384,331
                                              ----------        ----------
        Total Partners' capital               $2,396,221        $2,252,235
                                              ----------        ----------
                                              $2,638,853        $2,589,335
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                2005              2004
                                              --------          --------

REVENUES:
   Oil and gas sales                          $714,535          $718,092
   Interest income                               2,956             1,008
   Gain on sale of oil and gas
      properties                                     -             8,253
                                              --------          --------
                                              $717,491          $727,353

COSTS AND EXPENSES:
   Lease operating                            $109,790          $109,137
   Production tax                               49,583            41,052
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                34,947            41,246
   General and administrative
      (Note 2)                                  64,672            78,870
                                              --------          --------
                                              $258,992          $270,305
                                              --------          --------

NET INCOME                                    $458,499          $457,048
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 48,699          $ 48,571
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $409,800          $408,477
                                              ========          ========
NET INCOME per unit                           $   1.79          $   1.79
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,543,303       $1,419,422
   Interest income                                 5,491            1,563
   Other income                                    5,177                -
   Gain on sale of oil and gas
      properties                                       -            8,253
                                              ----------       ----------
                                              $1,553,971       $1,429,238

COSTS AND EXPENSES:
   Lease operating                            $  198,635       $  218,898
   Production tax                                110,560           91,208
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  79,660          188,838
   General and administrative
      (Note 2)                                   149,846          150,175
                                              ----------       ----------
                                              $  538,701       $  649,119
                                              ----------       ----------

NET INCOME                                    $1,015,270       $  780,119
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  107,681       $   94,106
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  907,589       $  686,013
                                              ==========       ==========
NET INCOME per unit                           $     3.97       $     3.00
                                              ==========       ==========
UNITS OUTSTANDING                                228,821          228,821
                                              ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,015,270       $780,119
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 79,660        188,838
      Gain on sale of oil and gas
        properties                                      -      (   8,253)
      Increase in accounts receivable -
        oil and gas sales                     (   119,875)     ( 113,063)
      (Increase) decrease in deferred
        charge                                (     3,668)           476
      Decrease in accounts payable            (    92,756)     (   8,211)
      Increase (decrease) in accrued
        liability                             (       449)         1,710
                                               ----------       --------
Net cash provided by operating
   activities                                  $  878,182       $841,616
                                               ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   18,326)     ($ 10,169)
   Proceeds from the sale of oil and
      gas properties                                    -          7,409
                                               ----------       --------
Net cash used by investing
   activities                                 ($   18,326)     ($  2,760)
                                               ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($  871,284)     ($825,753)
                                               ----------       --------
Net cash used by financing
   activities                                 ($  871,284)     ($825,753)
                                               ----------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($   11,428)      $ 13,103

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            680,844        638,668
                                               ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  669,416       $651,771
                                               ==========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  733,107       $  657,406
   Accounts receivable:
      Oil and gas sales                           642,568          457,333
                                               ----------       ----------
        Total current assets                   $1,375,675       $1,114,739

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,141,933        1,187,019

DEFERRED CHARGE                                    32,203           35,102
                                               ----------       ----------
                                               $2,549,811       $2,336,860
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   63,165       $  235,395
   Gas imbalance payable                            2,235            3,392
   Asset retirement obligation -
      current (Note 1)                              1,991            6,987
                                               ----------       ----------
        Total current liabilities              $   67,391       $  245,774

LONG-TERM LIABILITIES:
   Accrued liability                           $   20,748       $   20,227
   Asset retirement obligation
      (Note 1)                                    103,275           95,331
                                               ----------       ----------
        Total long-term liabilities            $  124,023       $  115,558

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   61,230)     ($   98,202)
   Limited Partners, issued and
      outstanding, 171,400 Units                2,419,627        2,073,730
                                               ----------       ----------
        Total Partners' capital                $2,358,397       $1,975,528
                                               ----------       ----------
                                               $2,549,811       $2,336,860
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005              2004
                                                --------          --------

REVENUES:
   Oil and gas sales                            $888,094          $686,089
   Interest income                                 3,001               990
   Gain on sale of oil and gas
      properties                                       -            20,173
                                                --------          --------
                                                $891,095          $707,252

COSTS AND EXPENSES:
   Lease operating                              $104,650          $ 58,952
   Production tax                                 51,165            44,700
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  29,482            22,066
   General and administrative
      (Note 2)                                    48,129            62,830
                                                --------          --------
                                                $233,426          $188,548
                                                --------          --------

NET INCOME                                      $657,669          $518,704
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 68,120          $ 51,937
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $589,549          $466,767
                                                ========          ========
NET INCOME per unit                             $   3.44          $   2.72
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                   2005            2004
                                                ----------      ----------

REVENUES:
   Oil and gas sales                            $1,817,075      $1,468,999
   Interest income                                   5,386           1,542
   Gain on sale of oil and gas
      properties                                         -          21,310
                                                ----------      ----------
                                                $1,822,461      $1,491,851

COSTS AND EXPENSES:
   Lease operating                              $  145,584      $  146,170
   Production tax                                  114,919          95,735
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    59,303          54,548
   General and administrative
      (Note 2)                                     117,438         117,130
                                                ----------      ----------
                                                $  437,244      $  413,583
                                                ----------      ----------

NET INCOME                                      $1,385,217      $1,078,268
                                                ==========      ==========
GENERAL PARTNER - NET INCOME                    $  143,320      $  110,762
                                                ==========      ==========
LIMITED PARTNERS - NET INCOME                   $1,241,897      $  967,506
                                                ==========      ==========
NET INCOME per unit                             $     7.25      $     5.64
                                                ==========      ==========
UNITS OUTSTANDING                                  171,400         171,400
                                                ==========      ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                   2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,385,217      $1,078,268
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  59,303          54,548
      Gain on sale of oil and gas
        properties                                       -     (    21,310)
      Increase in accounts receivable -
        oil and gas sales                      (   185,235)    (    99,005)
      (Increase) decrease in deferred
        charge                                       2,899     (       654)
      Decrease in accounts payable             (   160,888)    (    13,560)
      Decrease in gas imbalance payable        (     1,157)    (       165)
      Increase (decrease) in accrued
        liability                                      521     (        61)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,100,660      $  998,061
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   22,611)    ($   19,516)
   Proceeds from sale of oil and
      gas properties                                     -          21,670
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                  ($   22,611)     $    2,154
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,002,348)    ($1,007,400)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,002,348)    ($1,007,400)
                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $   75,701     ($    7,185)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             657,406         604,369
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  733,107      $  597,184
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,571,885       $1,401,928
   Accounts receivable:
      Oil and gas sales                         1,237,037       972,620
                                               ----------       ----------
        Total current assets                   $2,808,922       $2,374,548

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,454,089        2,554,683

DEFERRED CHARGE                                    68,976           75,307
                                               ----------       ----------
                                               $5,331,987       $5,004,538
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  134,535       $  498,893
   Gas imbalance payable                            9,519           11,846
   Asset retirement obligation -
      current (Note 1)                              4,260           15,421
                                               ----------       ----------
        Total current liabilities              $  148,314       $  526,160

LONG-TERM LIABILITIES:
   Accrued liability                           $   42,178       $   35,560
   Asset retirement obligation
      (Note 1)                                    220,605          203,216
                                               ----------       ----------
        Total long-term liabilities            $  262,783       $  238,776

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   36,838)     ($  101,669)
   Limited Partners, issued and
      outstanding, 372,189 Units                4,957,728        4,341,271
                                               ----------       ----------
        Total Partners' capital                $4,920,890       $4,239,602
                                               ----------       ----------
                                               $5,331,987       $5,004,538
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,745,014        $1,462,219
   Interest income                                 6,509             2,134
   Gain on sale of oil and gas
      properties                                       -            42,186
                                              ----------        ----------
                                              $1,751,523        $1,506,539

COSTS AND EXPENSES:
   Lease operating                            $  227,630        $  128,669
   Production tax                                 99,852            96,087
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  64,213            47,017
   General and administrative
      (Note 2)                                   102,990           118,736
                                              ----------        ----------
                                              $  494,685        $  390,509
                                              ----------        ----------

NET INCOME                                    $1,256,838        $1,116,030
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  130,812        $  111,816
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,126,026        $1,004,214
                                              ==========        ==========
NET INCOME per unit                           $     3.03        $     2.70
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,733,841        $3,124,416
   Interest income                                11,665             3,315
   Gain on sale of oil and gas
      properties                                       -            44,635
                                              ----------        ----------
                                              $3,745,506        $3,172,366

COSTS AND EXPENSES:
   Lease operating                            $  329,632        $  315,161
   Production tax                                235,510           204,892
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 130,340           117,350
   General and administrative
      (Note 2)                                   227,778           229,697
                                              ----------        ----------
                                              $  923,260        $  867,100
                                              ----------        ----------

NET INCOME                                    $2,822,246        $2,305,266
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  292,789        $  236,951
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,529,457        $2,068,315
                                              ==========        ==========
NET INCOME per unit                           $     6.80        $     5.56
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                   2005             2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,822,246      $2,305,266
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 130,340         117,350
      Gain on sale of oil and gas
        properties                                             (    44,635)
      Increase in accounts receivable -
        oil and gas sales                      (   264,417)    (   213,657)
      (Increase) decrease in deferred
        charge                                       6,331     (     1,233)
      Decrease in accounts payable             (   339,611)    (    27,171)
      Increase (decrease) in gas
        imbalance payable                      (     2,327)          3,412
      Increase in accrued liability                  6,618             379
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,359,180      $2,139,711
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   48,265)    ($   43,427)
   Proceeds from sale of oil and
      gas properties                                     -          45,353
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                  ($   48,265)     $    1,926
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,140,958)    ($2,140,482)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($2,140,958)    ($2,140,482)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  169,957      $    1,155

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,401,928       1,284,869
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,571,885      $1,286,024
                                                ==========      ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  367,439       $  329,148
   Accounts receivable:
      Oil and gas sales                           292,560          232,187
                                               ----------       ----------
        Total current assets                   $  659,999       $  561,335

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  581,679          605,801

DEFERRED CHARGE                                    17,017           19,734
                                               ----------       ----------
                                               $1,258,695       $1,186,870
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   32,190       $  118,306
   Asset retirement obligation -
      current (Note 1)                              1,030            3,884
                                               ----------       ----------
        Total current liabilities              $   33,220       $  122,190

LONG-TERM LIABILITIES:
   Accrued liability                           $   11,884       $   11,907
   Asset retirement obligation
      (Note 1)                                     54,068           49,677
                                               ----------       ----------
        Total long-term liabilities            $   65,952       $   61,584

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   39,131)     ($   54,377)
   Limited Partners, issued and
      outstanding, 91,711 Units                 1,198,654        1,057,473
                                               ----------       ----------
        Total Partners' capital                $1,159,523       $1,003,096
                                               ----------       ----------
                                               $1,258,695       $1,186,870
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005              2004
                                                --------          --------

REVENUES:
   Oil and gas sales                            $411,152          $351,848
   Interest income                                 1,441               474
   Gain on sale of oil and gas
      properties                                       -             9,758
                                                --------          --------
                                                $412,593          $362,080

COSTS AND EXPENSES:
   Lease operating                              $ 53,388          $ 31,944
   Production tax                                 23,882            23,371
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  15,237            11,131
   General and administrative
      (Note 2)                                    26,353            40,636
                                                --------          --------
                                                $118,860          $107,082
                                                --------          --------

NET INCOME                                      $293,733          $254,998
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 30,600          $ 25,574
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $263,133          $229,424
                                                ========          ========
NET INCOME per unit                             $   2.87          $   2.50
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005              2004
                                                --------          --------

REVENUES:
   Oil and gas sales                            $884,923          $748,081
   Interest income                                 2,602               786
   Gain on sale of oil and gas
      properties                                       -            10,370
                                                --------          --------
                                                $887,525          $759,237

COSTS AND EXPENSES:
   Lease operating                              $ 77,591          $ 76,863
   Production tax                                 56,643            49,502
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  31,078            28,108
   General and administrative
      (Note 2)                                    73,638            72,443
                                                --------          --------
                                                $238,950          $226,916
                                                --------          --------

NET INCOME                                      $648,575          $532,321
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 67,394          $ 54,803
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $581,181          $477,518
                                                ========          ========
NET INCOME per unit                             $   6.34          $   5.21
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                  2005             2004
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $648,575         $532,321
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                31,078           28,108
      Gain on sale of oil and gas
        properties                                     -        (  10,370)
      Increase in accounts receivable -
        oil and gas sales                      (  60,373)       (  51,491)
      Decrease in deferred charge                  2,717              350
      Decrease in accounts payable             (  79,947)       (   5,926)
      Decrease in accrued liability            (      23)       (     426)
                                                --------         --------
Net cash provided by operating
   activities                                   $542,027         $492,566
                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,588)       ($ 11,168)
   Proceeds from sale of oil and
      gas properties                                   -           10,520
                                                --------         --------
Net cash used by investing
   activities                                  ($ 11,588)       ($    648)
                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($492,148)       ($500,985)
                                                --------         --------
Net cash used by financing
   activities                                  ($492,148)       ($500,985)
                                                --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 38,291        ($  9,067)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           329,148          305,096
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $367,439         $296,029
                                                ========         ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
                    CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2005, combined statements of operations for the three and six months ended June 30, 2005 and 2004, and combined statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2005, the combined results of operations for the three and six months ended June 30, 2005 and 2004, and the combined cash flows for the six months ended June 30, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      ACCRUED LIABILITY - OTHER
      -------------------------

      The  Accrued  Liability  -  Other  at  December  31,  2004  for  the  II-A
      Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities. The decrease in Accrued Liability - Other from December 31, 2004 to June 30, 2005 was due to a ruling made by the Texas Supreme Court on April 8, 2005 that the Partnership did not owe this liability.

      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2005, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $16,000, $5,000, $2,000, $6,000, $3,000, $3,000, $6,000 and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2005 and 2004 are as shown below.

                              II-A Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $396,154          $280,306
      Additions and revisions                         76                 -
      Accretion expense                            4,029             2,406
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $400,259          $282,712
                                                ========          ========


                                              Six Months         Six Months
                                                Ended              Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $393,670          $277,914
      Additions and revisions                        356                 -
      Settlements and disposals                (   1,820)                -
      Accretion expense                            8,053             4,798
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $400,259          $282,712
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  8,629          $ 14,928
      Asset Retirement Obligation -
         Long-Term                               391,630           267,784

                              II-B Partnership
                              ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $211,334          $203,873
      Accretion expense                            2,117          1,739
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $213,451          $205,612
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $210,198          $202,141
      Settlements and disposals                (     987)                -
      Accretion expense                            4,240             3,471
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $213,451          $205,612
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  6,003          $ 16,356
      Asset Retirement Obligation -
         Long-Term                               207,448           189,256


                              II-C Partnership
                              ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                     $73,718           $71,887
      Additions and revisions                        168                 -
      Accretion expense                              811               719
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Quarter              $74,697           $72,606
                                                 =======           =======

                                              Six Months         Six Months
                                                 Ended             Ended
                                               6/30/2005          6/30/2004
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $73,574           $71,173
      Additions and revisions                        168                 -
      Settlements and disposals                 (    673)                -
      Accretion expense                            1,628             1,433
                                                 -------           -------
      Total Asset Retirement,
         Obligation, End of Period               $74,697           $72,606
                                                 =======           =======
      Asset Retirement Obligation -
         Current                                 $ 6,010           $10,399
      Asset Retirement Obligation -
         Long-Term                                68,687            62,207


                              II-D Partnership
                              ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             -------------     -------------

      Total Asset Retirement
         Obligation, April 1                    $189,131          $187,879
      Additions and revisions                      1,762                 -
      Accretion expense                            2,073             1,887
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $192,966          $189,766
                                                ========          ========


                                             Six Months         Six Months
                                                Ended              Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $187,060          $185,990
      Additions and revisions                      1,762                 -
      Accretion expense                            4,144             3,776
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $192,966          $189,766
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 22,628          $ 25,149
      Asset Retirement Obligation -
         Long-Term                               170,338           164,617

                              II-E Partnership
                              ----------------

                                             Three Months       Three Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      -------------

      Total Asset Retirement
         Obligation, April 1                    $103,684          $ 99,335
      Additions and revisions                        119                 -
      Accretion expense                            1,142             1,022
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $104,945          $100,357
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $102,444          $ 98,320
      Additions and revisions                        241                 -
      Accretion expense                            2,260             2,037
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $104,945          $100,357
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  2,256          $  5,103
      Asset Retirement Obligation -
         Long-Term                               102,689            95,254





                              II-F Partnership
                              ----------------

                                             Three Months      Three Months
                                                Ended              Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $103,792          $ 99,229
      Additions and revisions                        291                 -
      Accretion expense                            1,183             1,049
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $105,266          $100,278
                                                ========          ========

                                              Six Months        Six Months
                                                Ended              Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $102,318          $ 98,166
      Additions and revisions                        585                 -
      Accretion expense                            2,363             2,112
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $105,266          $100,278
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,991          $  5,072
      Asset Retirement Obligation -
         Long-Term                               103,275            95,206


                              II-G Partnership
                              ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $221,752          $212,008
      Additions and revisions                        609                 -
      Accretion expense                            2,504             2,237
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Quarter             $224,865          $214,245
                                                ========          ========


                                              Six Months        Six Months
                                                Ended             Ended
                                              6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $218,637          $209,768
      Additions and revisions                      1,226                 -
      Accretion expense                            5,002             4,477
                                                --------          --------
      Total Asset Retirement,
         Obligation, End of Period              $224,865          $214,245
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  4,260          $ 11,137
      Asset Retirement Obligation -
         Long-Term                               220,605           203,108

                              II-H Partnership
                              ----------------

                                             Three Months      Three Months
                                                Ended              Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 54,325           $51,929
      Additions and revisions                        141                 -
      Accretion expense                              632               582
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Quarter             $ 55,098           $52,511
                                                ========           =======


                                              Six Months        Six Months
                                                Ended              Ended
                                              6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 53,561           $51,379
      Additions and revisions                        284                 -
      Accretion expense                            1,253             1,132
                                                --------           -------
      Total Asset Retirement,
         Obligation, End of Period              $ 55,098           $52,511
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $  1,030           $ 2,777
      Asset Retirement Obligation -
         Long-Term                                54,068            49,734



2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                   $7,032                $127,443
               II-B                    5,794                  95,190
               II-C                    3,709                  40,689
               II-D                    5,304                  82,863
               II-E                    4,456                  60,216
               II-F                    3,024                  45,105
               II-G                    5,046                  97,944
               II-H                    2,218                  24,135

      During the six months ended June 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $35,349                $254,886
               II-B                   32,495                 190,380
               II-C                   27,692                  81,378
               II-D                   31,394                 165,726
               II-E                   29,414                 120,432
               II-F                   27,228                  90,210
               II-G                   31,890                 195,888
               II-H                   25,368                  48,270

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers may, however, reduce or eliminate cash available for a particular quarterly distribution. During the six months ended June 30, 2005, capital expenditures for the II-B and II-C Partnerships totaled approximately $87,000 and $49,000, respectively. These expenditures were primarily due to the recompletion of the Berniece 1 well located in Grayson County, Texas. The II-B and II-C Partnerships own working interests of approximately 35.2% and 15.1%, respectively, in this well. Other capital expenditures incurred by the Partnerships during the six months ended June 30, 2005 and 2004 were not material to the Partnerships' cash flows.

      The Partnerships would have terminated on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two-year extension thereby extending their termination date to December 31, 2005. As of the date of this Quarterly Report, the General Partner has not yet determined whether to further extend the term of any Partnership.


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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

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

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
      pronouncements that would have an impact on the Partnerships' future results of operations and financial position.


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

                               II-A Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             640,885        6,276,815
         Production                             ( 15,816)      (  168,702)
         Extensions and discoveries                  187            2,716
         Revisions of previous
            estimates                             37,034          113,517
                                                 -------        ---------

      Proved reserves, March 31, 2005            662,290        6,224,346
         Production                             ( 13,187)      (  161,605)
         Extensions and discoveries                  800           18,941
         Revisions of previous
            estimates                           (    290)         173,417
                                                 -------        ---------

      Proved reserves, June 30, 2005             649,613        6,255,099
                                                 =======        =========



                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             464,848        4,820,010
         Production                             ( 11,643)      (  129,650)
         Extensions and discoveries                   64            4,059
         Revisions of previous
            estimates                             22,552           58,832
                                                 -------        ---------

      Proved reserves, March 31, 2005            475,821        4,753,251
         Production                             (  9,816)      (  116,193)
         Extensions and discoveries                   12            9,749
         Revisions of previous
            estimates                           ( 19,347)          33,530
                                                 -------        ---------

      Proved reserves, June 30, 2005             446,670        4,680,337
                                                 =======        =========

                                II-C Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             165,761        3,453,278
         Production                             (  4,575)      (   77,808)
         Extension and discoveries                    32            1,854
         Revisions of previous
            estimates                              7,005           47,020
                                                 -------        ---------

      Proved reserves, March 31, 2005            168,223        3,424,344
         Production                             (  3,361)      (   78,411)
         Extension and discoveries                     7            5,875
         Revisions of previous
            estimates                           (  2,175)          38,848
                                                 -------        ---------

      Proved reserves, June 30, 2005             162,694        3,390,656
                                                 =======        =========


                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             187,315        9,092,389
         Production                             (  7,013)      (  185,605)
         Extensions and discoveries                    5           11,470
         Revisions of previous
            estimates                              6,872          164,006
                                                 -------        ---------

      Proved reserves, March 31, 2005            187,179        9,082,260
         Production                             (  4,408)      (  173,273)
         Extensions and discoveries                    4                -
         Revisions of previous
            estimates                           (    718)          79,699
                                                 -------        ---------

      Proved reserves, June 30, 2005             182,057        8,988,686
                                                 =======        =========

                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             180,202        4,984,738
         Production                             (  5,318)      (   98,896)
         Extensions and discoveries                  186            6,167
         Revisions of previous
            estimates                              7,387           81,303
                                                 -------        ---------

      Proved reserves, March 31, 2005            182,457        4,973,312
         Production                             (  3,842)      (   87,304)
         Extensions and discoveries                  510            3,354
         Revisions of previous
            estimates                              2,368           29,614
                                                 -------        ---------

      Proved reserves, June 30, 2005             181,493        4,918,976
                                                 =======        =========


                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             341,736        3,712,870
         Production                             (  6,823)      (  104,383)
         Extension and discoveries                   439            7,152
         Revisions of previous
            estimates                              8,721           62,265
                                                 -------        ---------

      Proved reserves, March 31, 2005            344,073        3,677,904
         Production                             (  6,372)      (  103,555)
         Extension and discoveries                 1,245            8,451
         Revisions of previous
            estimates                              7,595           99,991
                                                 -------        ---------

      Proved reserves, June 30, 2005             346,541        3,682,791
                                                 =======        =========

                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             716,461        7,960,566
         Production                             ( 14,304)      (  223,081)
         Extension and discoveries                   921           14,464
         Revisions of previous
            estimates                             18,322          136,471
                                                 -------        ---------

      Proved reserves, March 31, 2005            721,400        7,888,420
         Production                             ( 13,416)      (  198,301)
         Extension and discoveries                 3,508           18,546
         Revisions of previous
            estimates                             15,062          185,201
                                                 -------        ---------

      Proved reserves, June 30, 2005             726,554        7,893,866
                                                 =======        =========


                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             166,923        1,928,846
         Production                             (  3,322)      (   53,716)
         Extension and discoveries                   213            3,519
         Revisions of previous
            estimates                              4,244           33,734
                                                 -------        ---------

      Proved reserves, March 31, 2005            168,058        1,912,383
         Production                             (  3,074)      (   47,242)
         Extension and discoveries                   603            4,061
         Revisions of previous
            estimates                              3,652           41,465
                                                 -------        ---------

      Proved reserves, June 30, 2005             169,239        1,910,667
                                                 =======        =========

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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2005, March 31, 2005 and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2005 will actually be realized for such production.

                                   Net Present Value of Reserves
                          --------------------------------------------
      Partnership           6/30/05          3/31/05         12/31/04
      -----------         -----------      -----------     -----------
         II-A             $28,281,033      $28,681,799     $22,577,646
         II-B              22,016,746       21,176,468      16,786,623
         II-C              12,581,248       12,891,812      10,385,490
         II-D              28,119,466       28,456,012      23,002,363
         II-E              15,941,641       16,143,499      13,207,547
         II-F              16,225,385       16,089,345      13,041,206
         II-G              34,442,850       34,175,448      27,697,953
         II-H               8,194,245        8,143,211       6,599,223

                                        Oil and Gas Prices
                          --------------------------------------------
        Pricing             6/30/05           3/31/05        12/31/04
      -----------         -----------      -----------     -----------
      Oil (Bbl)           $     56.63      $     55.31     $     43.36
      Gas (Mcf)                  7.07             7.17            6.02


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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by the purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      II-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,718,212       $1,511,616
      Oil and gas production expenses           $  400,536       $  374,315
      Barrels produced                              13,187           17,229
      Mcf produced                                 161,605          179,580
      Average price/Bbl                         $    52.94       $    35.19
      Average price/Mcf                         $     6.31       $     5.04

      As shown in the table above, total oil and gas sales increased $206,596 (13.7%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $234,000 and $206,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $142,000 and $91,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,042 barrels and 17,975 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to
      (i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure. As of the date of this Quarterly Report, the shut-in well is expected to return to production during the third quarter of 2005. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended June 30, 2005 and (ii) the successful completion of two new wells during late 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $26,221 (7.0%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several other wells during the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 23.3% for the three months ended June 30, 2005 from 24.8% for the three months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $27,544 (56.1%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 4.5% for the three months ended June 30, 2005 from 3.2% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $15,528 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the three months ended June 30, 2005 from 9.9% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $3,435,346       $2,840,768
      Oil and gas production expenses           $  738,411       $  730,260
      Barrels produced                              29,003           34,852
      Mcf produced                                 330,307          342,261
      Average price/Bbl                         $    49.42       $    33.18
      Average price/Mcf                         $     6.06       $     4.92

      As shown in the table above, total oil and gas sales increased $594,578 (20.9%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $472,000 and $376,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $194,000 and $59,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,849 barrels and 11,954 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005.

      The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure. As of the date of this Quarterly Report, the shut-in well is expected to return to production during the third quarter of 2005. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2005, (ii) the successful completion of several new wells during late 2004, and (iii) negative prior period volume adjustments on two other significant wells during the six months ended June 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,151 (1.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) a reversal during the six months ended June 30, 2005 of approximately $27,000 of a charge previously accrued for a judgment and (ii) workover expenses incurred on several other wells during the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to

      21.5% for the six months ended June 30, 2005 from 25.7% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $30,978 (32.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 3.7% for the six months ended June 30, 2005 from 3.4% for the six months ended June 30, 2004.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the six months ended June 30, 2005 from 10.3% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $62,948,357  or  129.98%  of  Limited  Partners'  capital
      contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,188,827       $1,110,599
      Oil and gas production expenses           $  304,911       $  277,179
      Barrels produced                               9,816           10,439
      Mcf produced                                 116,193          154,801
      Average price/Bbl                         $    51.18       $    36.27
      Average price/Mcf                         $     5.91       $     4.73

      As shown in the table above, total oil and gas sales increased $78,228 (7.0%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $146,000 and $137,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $23,000 and $182,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 623 barrels and 38,608 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure, and (iii) positive prior period volume adjustments made by the operator on two significant wells during the three months ended June 30, 2004. As of the date of this Quarterly Report, the shut-in well is expected to return to production during the third quarter of 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $27,732 (10.0%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended June 30, 2005 and (ii) an increase in production taxes associated with an increase in oil and gas sales. These increases were partially offset by (i) workover expenses incurred on two other significant wells during the three months ended June 30, 2004 and (ii) a decrease in salt water disposal expenses on one significant well during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses increased to 25.6% for the three months ended June 30, 2005 from 25.0% for the three months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $45,107 (116.3%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well, which increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.1% for the three months ended June 30, 2005 from 3.5% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $14,889 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 8.5% for the three months ended June 30, 2005 from 10.4% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in general and administrative expenses and (ii) the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $2,489,809       $2,078,080
      Oil and gas production expenses           $  560,472       $  542,079
      Barrels produced                              21,459           22,274
      Mcf produced                                 245,843          279,372
      Average price/Bbl                         $    48.65       $    34.27
      Average price/Mcf                         $     5.88       $     4.71

      As shown in the table above, total oil and gas sales increased $411,729 (19.8%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $309,000 and $289,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $158,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 815 barrels and 33,529 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure, and (iii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2004. As of the date of this Quarterly Report, the shut-in well is expected to return to production during the third quarter of 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,393 (3.4%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) workover expenses incurred on several other wells during the six months ended June 30, 2004 and (ii) a decrease in salt water disposal expenses incurred on one significant well during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 22.5% for the six months ended June 30, 2005 from 26.1% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $49,836 (69.0%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well, which increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 4.9% for the six months ended June 30, 2005 from 3.5% for the six months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the six months ended June 30, 2005 from 10.8% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $45,317,916  or  125.28%  of  Limited  Partners'  capital
      contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $639,691         $536,417
      Oil and gas production expenses             $106,196         $125,782
      Barrels produced                               3,361            3,694
      Mcf produced                                  78,411           86,749
      Average price/Bbl                           $  51.76         $  36.38
      Average price/Mcf                           $   5.94         $   4.63

      As shown in the table above, total oil and gas sales increased $103,274 (19.3%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $52,000 and $102,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $12,000 and $39,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 333 barrels and 8,338 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure, and (iii) positive prior period volume adjustments made by the operator on two significant wells during the three months ended June 30, 2004. As of the date of this Quarterly Report, the shut-in well is expected to return to production during the third quarter of 2005. These decreases were partially offset by the first receipt of revenues on one significant well during late 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,586 (15.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to (i) workover expenses incurred on two significant wells during the three months ended June 30, 2004 and (ii) a decrease in salt water disposal expenses on one significant well during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and
      (ii) workover expenses incurred on one significant well during the three months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 16.6% for the three months ended June 30, 2005 from 23.4% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $14,212 (72.4%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to an increase in depletable oil and gas properties during 2005 due to the recompletion of one significant well, which increase was partially offset by (i) the receipt of equipment credits on an abandoned well during the three months ended June 30, 2005, (ii) one significant well being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves, and (iii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 5.3% for the three months ended June 30, 2005 from 3.7% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $13,811 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended June 30, 2005 from 10.9% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in general and administrative expenses and (ii) the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                      2005          2004
                                                  ----------     ----------
      Oil and gas sales                           $1,302,274     $1,017,437
      Oil and gas production expenses             $  230,791     $  255,705
      Barrels produced                                 7,936          8,200
      Mcf produced                                   156,219        158,970
      Average price/Bbl                           $    48.10     $    34.14
      Average price/Mcf                           $     5.89     $     4.64

      As shown in the table above, total oil and gas sales increased $284,837 (28.0%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $111,000 and $196,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $9,000 and $13,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 264 barrels and 2,751 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

      The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by (i) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005 and (ii) an increase in production on several wells within one unit due to successful workovers of those wells during 2004. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure,
      (ii) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2004, and (iii) normal declines in production. As of the date of this Quarterly Report, the shut-in well is expected to return to production during the third quarter of 2005. These decreases were partially offset by (i) the first receipt of revenues on one significant well during late 2004 and (ii) an increase in production on several wells due to the successful workovers of those wells during late 2004 and early 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,914 (9.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2004 and (ii) repair and maintenance expenses incurred on one significant well during the six months ended June 30, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and
      (ii)
      workover expenses incurred on several wells during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 17.7% for the six months ended June 30, 2005 from 25.1% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $9,981 (25.6%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to an increase in depletable oil and gas properties during 2005 due to the recompletion of one significant well. This increase was partially offset by (i) upward revisions in the estimates of remaining gas reserves on one significant well since June 30, 2004, (ii) the receipt of equipment credits on an abandoned well during the six months ended June 30, 2005, and (iii) one significant well being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense remained constant at 3.8% for the six months ended June 30, 2005 and 2004.

      General and administrative expenses increased $1,427 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the six months ended June 30, 2005 from 10.6% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $21,361,686  or  138.16%  of  Limited  Partners'  capital
      contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,297,819       $1,037,272
      Oil and gas production expenses           $  248,331       $  292,088
      Barrels produced                               4,408            5,855
      Mcf produced                                 173,273          163,105
      Average price/Bbl                         $    49.61       $    37.09
      Average price/Mcf                         $     6.23       $     5.03

      As shown in the table above, total oil and gas sales increased $260,547 (25.1%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately (i) $55,000 and $208,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $52,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $54,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,447 barrels, while volumes of gas sold increased 10,168 Mcf for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005 and (ii) normal declines in production. The increase in volumes of gas sold was primarily due to (i) the first receipt of revenues on one significant well during late 2004 and (ii) an increase in production on several wells following successful workovers of those wells during late 2004 and early 2005. These increases were partially offset by the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure. As of the date of this Quarterly Report, the shut-in well is expected to return to production during the third quarter of 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $43,757 (15.0%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2004, (ii) salt water disposal expenses incurred on several wells during the three months ended June 30, 2004, and (iii) positive prior period lease operating expense adjustments on two significant wells during the three months ended June 30, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and
      (ii) workover expenses incurred on one significant well during the three months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 19.1% for the three months ended June 30, 2005 from 28.2% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $56,197 (94.5%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to (i) the receipt of equipment credits on an abandoned well during the three months ended June 30, 2005 and (ii) one significant well being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 0.3% for the three months ended June 30, 2005 from 5.7% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $14,646 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 6.8% for the three months ended June 30, 2005 from 9.9% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2005            2004
                                                 ----------      ----------
      Oil and gas sales                          $2,719,365      $2,108,155
      Oil and gas production expenses            $  558,623      $  558,426
      Barrels produced                               11,421          13,244
      Mcf produced                                  358,878         336,294
      Average price/Bbl                          $    46.69      $    34.15
      Average price/Mcf                          $     6.09      $     4.92

      As shown in the table above, total oil and gas sales increased $611,210 (29.0%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately (i) $143,000 and $419,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $111,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $62,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,823 barrels, while volumes of gas sold increased 22,584 Mcf for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on several wells following successful workovers of those wells during late 2004 and early 2005, (ii) the first receipt of revenues on one significant well during late 2004, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2005. These increases were partially offset by the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure. As of the date of this Quarterly Report, the shut-in well is expected to return to production during the third quarter of 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 2005 and 2004. An increase in oil and gas production expenses primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales was substantially offset by (i) workover expenses incurred on several other wells during the six months ended June 30, 2004 and (ii) salt water disposal expenses incurred on several wells during the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 20.5% for the six months ended June 30, 2005 from 26.5% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $87,624 (68.3%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) upward revisions in the estimates of remaining gas reserves since June 30, 2004, (ii) the receipt of equipment credits on an abandoned well during the six months ended June 30, 2005, and (iii) one significant well being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 1.5% for the six months ended June 30, 2005 from 6.1% for the six months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 7.2% for the six months ended June 30, 2005 from 9.4% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $44,639,903  or  141.77%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2005               2004
                                                --------           --------
      Oil and gas sales                         $714,535           $718,092
      Oil and gas production expenses           $159,373           $150,189
      Barrels produced                             3,842              4,476
      Mcf produced                                87,304            103,692
      Average price/Bbl                         $  49.55           $  36.51
      Average price/Mcf                         $   6.00           $   5.35

      As shown in the table above, total oil and gas sales remained relatively constant for the three months ended June 30, 2005 and 2004. Volumes of oil and gas sold decreased approximately $23,000 and $88,000, respectively, but were substantially offset by increases of approximately $50,000 and $57,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 634 barrels and 16,388 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

      The decrease in volumes of oil sold was primarily due to negative prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005, which decrease was partially offset by positive prior period volume adjustments made by the operators on several other wells during the three months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure and (ii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005. As of the date of this Quarterly Report, the shut-in well is expected to return to production during the third quarter of 2005. These decreases were partially offset by positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,184 (6.1%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2005 and (ii) a negative prior period production tax adjustment made by the operator on one significant well during the three months ended June 30, 2004. These increases were partially offset by (i) workover expenses incurred on two significant wells during the three months ended June 30, 2004 and (ii) salt water disposal expenses incurred on one significant well during the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses increased to 22.3% for the three months ended June 30, 2005 from 20.9% for the three months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,299 (15.3%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended June 30, 2005 from 5.7% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $14,198 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 9.1% for the three months ended June 30, 2005 from 11.0% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2005            2004
                                                 ----------      ----------
      Oil and gas sales                          $1,543,303      $1,419,422
      Oil and gas production expenses            $  309,195      $  310,106
      Barrels produced                                9,160           9,592
      Mcf produced                                  186,200         217,012
      Average price/Bbl                          $    47.72      $    34.03
      Average price/Mcf                          $     5.94      $     5.04

      As shown in the table above, total oil and gas sales increased $123,881 (8.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $126,000 and $168,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $15,000 and $155,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 432 barrels and 30,812 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) negative prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one significant well during late 2004 and early 2005 due to a transportation problem associated with line pressure, (ii) normal declines in production, and (iii) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005. As of the date of this Quarterly Report, the shut-in well is expected to return to production during the third quarter of 2005. These decreases were partially offset by positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 2005 and 2004. A decrease in oil and gas production expenses primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2004, (ii) the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2004, and (iii) salt water disposal expenses incurred on another significant well during the six months ended June 30, 2004 was substantially offset by
      (i) workover expenses incurred on several wells during the six months ended June 30, 2005, (ii) a negative prior period production tax adjustment made by the operator on one significant well during the six months ended June 30, 2004, and (iii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.0% for the six months ended June 30, 2005 from 21.8% for the six months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties decreased $109,178 (57.8%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves and
      (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.2% for the six months ended June 30, 2005 from 13.3% for the six months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 9.7% for the six months ended June 30, 2005 from 10.6% for the six months ended June 30, 2004.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $31,087,574  or  135.86%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2005               2004
                                                --------           --------
      Oil and gas sales                         $888,094           $686,089
      Oil and gas production expenses           $155,815           $103,652
      Barrels produced                             6,372              6,001
      Mcf produced                               103,555             91,744
      Average price/Bbl                         $  47.88           $  34.79
      Average price/Mcf                         $   5.63           $   5.20

      As shown in the table above, total oil and gas sales increased $202,005 (29.4%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately (i) $83,000 and $44,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $13,000 and $61,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 371 barrels and 11,811 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increases in volumes of oil and gas sold were primarily due to positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005. These increases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $52,163 (50.3%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and
      (iii) an increase in salt water disposal expenses incurred on several other wells during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. These increases were partially offset by workover expenses incurred on one significant well during the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses increased to 17.5% for the three months ended June 30, 2005 from 15.1% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expense.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,416 (33.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) one significant well being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves,
      (ii) the increases in volumes of oil and gas sold, and (iii) downward revisions in the estimates of remaining gas reserves since June 30, 2004. As a percentage of oil and gas sales, this expense increased to 3.3% for the three months ended June 30, 2005 from 3.2% for the three months ended June 30, 2004.

      General and administrative expenses decreased $14,701 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 5.4% for the three months ended June 30, 2005 from 9.2% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in general and administrative expenses and (ii) the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2005            2004
                                                 ----------      ----------
      Oil and gas sales                          $1,817,075      $1,468,999
      Oil and gas production expenses            $  260,503      $  241,905
      Barrels produced                               13,195          13,520
      Mcf produced                                  207,938         214,762
      Average price/Bbl                          $    46.64      $    32.50
      Average price/Mcf                          $     5.78      $     4.79

      As shown in the table above, total oil and gas sales increased $348,076 (23.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $187,000 and $205,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $11,000 and $33,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 325 barrels and 6,824 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

      The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2004, and (iii) normal declines in production. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the six months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) normal declines in production, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2004. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,598 (7.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the six months ended June 30, 2005, and (iii) an increase in salt water disposal expenses incurred on several other wells during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases were partially offset by (i) the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2005 and (ii) workover expenses incurred on several wells during the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 14.3% for the six months ended June 30, 2005 from 16.5% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,755 (8.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to
      (i) one significant well being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves, (ii) downward revisions in the estimates of remaining gas reserves since June 30, 2004, and (iii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of one developmental well. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.3% for the six months ended June 30, 2005 from 3.7% for the six months ended June 30, 2004. This percentage decrease was primarily due to increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.5% for the six months ended June 30, 2005 from 8.0% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $26,031,051  or  151.87%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2005              2004
                                                ----------       ----------
      Oil and gas sales                         $1,745,014       $1,462,219
      Oil and gas production expenses           $  327,482       $  224,756
      Barrels produced                              13,416           12,588
      Mcf produced                                 198,301          194,394
      Average price/Bbl                         $    47.92       $    34.79
      Average price/Mcf                         $     5.56       $     5.27

      As shown in the table above, total oil and gas sales increased $282,795 (19.3%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately (i) $176,000 and $57,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $29,000 and $21,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 828 barrels and 3,907 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increases in volumes of oil and gas sold were primarily due to positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005. These increases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $102,726 (45.7%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and
      (iii) an increase in salt water disposal expenses incurred on several other wells during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. These increases were partially offset by workover expenses incurred on one significant well during the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses increased to 18.8% for the three months ended June 30, 2005 from 15.4% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $17,196 (36.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) one significant well being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves,
      (ii) downward revisions in the estimates of remaining gas reserves since June 30, 2004, and (iii) the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 3.7% for the three months ended June 30, 2005 from 3.2% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $15,746 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 5.9% for the three months ended June 30, 2005 from 8.1% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2005             2004
                                                 ----------      ----------
      Oil and gas sales                          $3,733,841      $3,124,416
      Oil and gas production expenses            $  565,142      $  520,053
      Barrels produced                               27,720          28,338
      Mcf produced                                  421,382         456,862
      Average price/Bbl                          $    46.66      $    32.51
      Average price/Mcf                          $     5.79      $     4.82

      As shown in the table above, total oil and gas sales increased $609,425 (19.5%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $392,000 and $408,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $20,000 and $171,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 618 barrels and 35,480 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2004, and (iii) normal declines in production. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the six months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) normal declines in production, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2004. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $45,089 (8.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in salt water disposal expenses incurred on several other wells during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases were partially offset by (i) workover expenses incurred on several wells during the six months ended June 30, 2004 and (ii) the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 15.1% for the six months ended June 30, 2005 from 16.6% for the six months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $12,990 (11.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) one significant well being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves, (ii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of one developmental well, and (iii) downward revisions in the estimates of remaining gas reserves since June 30, 2004. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.5% for the six months ended June 30, 2005 from 3.8% for the six months ended June 30, 2004.

      General and administrative expenses decreased $1,919 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 6.1% for the six months ended June 30, 2005 from 7.4% for the six months ended June 30, 2004.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $54,432,371  or  146.25%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2005               2004
                                                --------           --------
      Oil and gas sales                         $411,152           $351,848
      Oil and gas production expenses           $ 77,270           $ 55,315
      Barrels produced                             3,074              2,924
      Mcf produced                                47,242             47,729
      Average price/Bbl                         $  47.92           $  34.81
      Average price/Mcf                         $   5.59           $   5.24

      As shown in the table above, total oil and gas sales increased $59,304 (16.9%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately (i) $40,000 and $16,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $5,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $2,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 150 barrels, while volumes of gas sold decreased 487 Mcf for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005. This increase was partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005. This decrease was partially offset by positive prior period volume adjustments made by the operators on several wells during the three months ended June 20, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,955 (39.7%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and
      (iii) an increase in salt water disposal expenses incurred on several other wells during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. These increases were partially offset by workover expenses incurred on one significant well during the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses increased to 18.8% for the three months ended June 30, 2005 from 15.7% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,106 (36.9%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) one significant well being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves,
      (ii) downward revisions in the estimates of remaining gas reserves June 30, 2004, and (iii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of one developmental well. As a percentage of oil and gas sales, this expense increased to 3.7% for the three months ended June 30, 2005 from 3.2% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $14,283 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 6.4% for the three months ended June 30, 2005 from 11.5% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2005              2004
                                                 --------          --------
      Oil and gas sales                          $884,923          $748,081
      Oil and gas production expenses            $134,234          $126,365
      Barrels produced                              6,396             6,576
      Mcf produced                                100,958           110,845
      Average price/Bbl                          $  46.66          $  32.53
      Average price/Mcf                          $   5.81          $   4.82

      As shown in the table above, total oil and gas sales increased $136,842 (18.3%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $90,000 and $100,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $6,000 and $48,000 respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 180 barrels and 9,887 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2004, and (iii) normal declines in production. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the six months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) normal declines in production, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2004. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,869 (6.2%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in salt water disposal expenses incurred on several other wells during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases were partially offset by (i) the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2005 and (ii) workover expenses incurred on several wells during the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 15.2% for the six months ended June 30, 2005 from 16.9% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,970 (10.6%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) one significant well being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves, (ii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of one developmental well, and (iii) downward revisions in the estimates of remaining gas reserves since June 30, 2004. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.5% for the six months ended June 30, 2005 from 3.8% for the six months ended June 30, 2004.

      General and administrative expenses increased $1,195 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 8.3% for the six months ended June 30, 2005 from 9.7% for the six months ended June 30, 2004.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $12,646,364  or  137.89%  of  Limited  Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                                 PART II. OTHER INFORMATION


ITEM I:  LEGAL PROCEEDINGS

      A lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV, 284th Judicial District Court of Montgomery
      County, Texas was filed on May 12, 1999. The Newton Corp. ("Newton") acquired an interest at auction in the State 87-S1 (the "Well") owned by the II-A Partnership and two related partnerships (collectively the "Prior Owners"). Eight months after Newton's acquisition of the Prior Owners' interest, the operator of the Well, Xplor Energy Operating Co. ("Xplor"), plugged and abandoned the Well. Xplor filed this lawsuit on May 12, 1999 alleging that the Prior Owners were the record owners of the lease when it expired and that the Prior Owners were responsible for the costs of plugging and abandoning the Well. Xplor sought to recover the Prior Owners' proportionate share of the costs to plug and abandon the well along with attorneys' fees and interest. The Prior Owners denied liability and cross-claimed against Newton for indemnity for any amounts that may be awarded to Xplor. Newton in turn alleged that the Prior Owners were liable for the plugging costs. Trial was held on August 6, 2001. At the conclusion of the trial the Court awarded Xplor $86,000 plus $200,000 in attorney fees and awarded Newton $300 plus $161,000 in attorney fees to be divided among the Prior Owners. On January 15, 2002 the Prior Owners filed an appeal of the matter with the Court of Appeals, Fifth District of Texas, Dallas, Texas, Case No. 05-02-00070-CV. The II-A Partnership has approximately 15% of the liability with respect to the trial court judgment rendered in the matter.

      On April 23, 2002 the Prior Owners entered into a settlement agreement with Xplor thereby settling for $165,000 the judgment in favor of Xplor. On January 23, 2003 the Court of Appeals ruled against Newton on all issues except one claim resulting in the $300 liability to the Prior Owners, and remanded the case to the trial court to determine and award to Newton any portion of the alleged attorneys' fees awarded to them that is attributable solely to the $300 award against the Prior Owners. On April 8, 2005 the Texas Supreme Court reversed this decision and ruled that the Prior Owners had no liability to Newton. The Texas Supreme Court remanded the case to the trial court to render a judgment in favor of the Prior Owners against Newton in an amount to be determined in order to reimburse the Prior Owners for the costs to plug and abandon the Well.

      A lawsuit styled Robert W. Scott, Individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burdened the interests of the II-C and II-D Partnerships. In
      February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The applicable portions of these payments, $2,548.31 and $26,768.96, respectively, were recouped from the II-C and II-D Partnerships in the first quarter of 2003. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act. Samson intends to vigorously defend this claim. On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 25, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions.


ITEM 6.   EXHIBITS


          31.1 Certification    by   Dennis   R.   Neill    required   by   Rule
               13a-14(a)/15d-14(a) for the II-A Partnership.

          31.2 Certification    by   Craig   D.   Loseke    required   by   Rule
               13a-14(a)/15d-14(a) for the II-A Partnership.

          31.3 Certification    by   Dennis   R.   Neill    required   by   Rule
               13a-14(a)/15d-14(a) for the II-B Partnership.

          31.4 Certification    by   Craig   D.   Loseke    required   by   Rule
               13a-14(a)/15d-14(a) for the II-B Partnership.

          31.5 Certification    by   Dennis   R.   Neill    required   by   Rule
               13a-14(a)/15d-14(a) for the II-C Partnership.

          31.6 Certification    by   Craig   D.   Loseke    required   by   Rule
               13a-14(a)/15d-14(a) for the II-C Partnership.

          31.7 Certification    by   Dennis   R.   Neill    required   by   Rule
               13a-14(a)/15d-14(a) for the II-D Partnership.

          31.8  Certification   by   Craig   D.   Loseke    required   by   Rule
                13a-14(a)/15d-14(a) for the II-D Partnership.

          31.9  Certification   by   Dennis   R.   Neill    required   by   Rule
                13a-14(a)/15d-14(a) for the II-E Partnership.

          31.10 Certification   by   Craig   D.   Loseke   required   by   Rule
                13a-14(a)/15d-14(a) for the II-E Partnership.

          31.11 Certification   by   Dennis   R.   Neill   required   by   Rule
                13a-14(a)/15d-14(a) for the II-F Partnership.

          31.12 Certification   by   Craig   D.   Loseke   required   by   Rule
                13a-14(a)/15d-14(a) for the II-F Partnership.

          31.13 Certification   by   Dennis   R.   Neill   required   by   Rule
                13a-14(a)/15d-14(a) for the II-G Partnership.

          31.14 Certification   by   Craig   D.   Loseke   required   by   Rule
                13a-14(a)/15d-14(a) for the II-G Partnership.

          31.15 Certification   by   Dennis   R.   Neill   required   by   Rule
                13a-14(a)/15d-14(a) for the II-H Partnership.

          31.16 Certification    by   Craig   D.   Loseke   required   by   Rule
                13a-14(a)/15d-14(a) for the II-H Partnership.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-A Partnership.

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-B Partnership.

          32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-C Partnership.

          32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-D Partnership.

          32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-E Partnership.

          32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-F Partnership.

          32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-G Partnership.

          32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-H Partnership.

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

                                    (Registrant)

                                 BY:   GEODYNE RESOURCES, INC.

                                       General Partner


Date:  August 12, 2005           By:       /s/Dennis R. Neill
                                    --------------------------------
                                          (Signature)
                                          Dennis R. Neill
                                          President


Date:  August 12, 2005           By:      /s/Craig D. Loseke
                                    --------------------------------
                                         (Signature)
                                         Craig D. Loseke
                                         Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.       Exhibit
----      -------

31.1      Certification    by   Dennis   R.   Neill    required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-A.

31.2      Certification    by   Craig   D.   Loseke    required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-A.

31.3      Certification    by   Dennis   R.   Neill    required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-B.

31.4      Certification    by   Craig   D.   Loseke    required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-B.

31.5      Certification    by   Dennis   R.   Neill    required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-C.

31.6      Certification    by   Craig   D.   Loseke    required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-C.

31.7      Certification    by   Dennis   R.   Neill    required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-D.

31.8      Certification    by   Craig   D.   Loseke    required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-D.

31.9      Certification    by   Dennis   R.   Neill    required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-E.

31.10     Certification    by   Craig   D.   Loseke   required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-E.

31.11     Certification    by   Dennis   R.   Neill   required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-F.

31.12     Certification    by   Craig   D.   Loseke   required   by   Rule
          13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
          Partnership II-F.

31.13       Certification    by   Dennis   R.   Neill   required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
            Partnership II-G.

31.14       Certification    by   Craig   D.   Loseke   required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
            Partnership II-G.

31.15       Certification    by   Dennis   R.   Neill   required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
            Partnership II-H.

31.16       Certification    by   Craig   D.   Loseke   required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income  Limited
            Partnership II-H.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.